Form 10-Q
period 2002-06-30
LIN TV CORP; LIN TELEVISION CORP; LIN HOLDINGS CORP
filed 2002-08-14
CIK 1166789, 931058, 1062707

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

Commission file number: 001-31311

LIN TV Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
05-0501252
(I.R.S. Employer Identification No.)

Commission file number: 333-54003-06	Commission file number: 333-54003

LIN Holdings Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
75-2733097	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      This combined Form 10-Q is separately filed by (i) LIN TV Corp.; (ii) LIN Holdings Corp. and (iii) LIN Television Corporation. LIN Holdings Corp. and LIN Television Corporation meet the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and are, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at August 13, 2002: 26,127,622 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at August 13, 2002: 23,704,339 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at August 13, 2002: 2 shares.
LIN Holdings Corp. common stock, $0.01 par value, issued and outstanding at August 13, 2002: 1,000 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 13, 2002: 1,000 shares.

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

LIN TV Corp.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

See separate index for financial statements of LIN Holdings Corp. and LIN Television Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
Signature Page

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP.
Condensed Consolidated Balance Sheets
(In thousands‚ except share data)

	June 30‚	December 31‚
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 146,885	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts
(2002 - $1‚984; 2001 - $1‚802)	70,090	58,256
Program rights	15,477	14,696
Assets held for sale	37,944	--
Other current assets	3,406	1,603

Total current assets	273,802	91,791
Property and equipment‚ net	203,219	163,051
Deferred financing costs	29,750	34,567
Equity investments	87,137	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	--	56,000
Program rights	534	5,448
Intangible assets‚ net	1,729,826	1,592,463
Other assets	9,317	10,372

Total Assets	$ 2,333,585	$ 2,036,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 125,000	$ --
Short-term debt	7,125	--
Accounts payable	9,864	7,751
Accrued income taxes	6,741	5,481
Accrued interest expense	16,398	19,502
Accrued sales volume discount	2,294	3,820
Other accrued expenses	16,955	14,267
Program obligations	12,773	13,265
Deposit on North Dakota stations	5,000	--
Liabilities held for sale	2,062	--

Total current liabilities	204,212	64,086
Long-term debt‚ excluding current portion	766,551	1,056,223
Deferred income taxes	508,123	495,717
Program obligations	7,368	5,523
Other liabilities	7,580	10,083

Total liabilities	1,493,834	1,631,632

Stockholders' equity:
Class A common stock‚ $0.01 par value‚ 100‚000‚000 shares authorized‚
26‚221‚948 shares at June 30‚ 2002 and 6‚494‚276 shares at
December 31‚ 2001 issued and outstanding	262	65
Class B common stock‚ $0.01 par value‚ 50‚000‚000 shares authorized‚
23‚704‚339 shares at June 30‚ 2002 and 19‚193‚882 shares
at December 31‚ 2001 issued and outstanding; convertible into an equal
number of Class A or Class C common stock	237	192
Class C common stock‚ $0.01 par value‚ 50‚000‚000 shares authorized‚
2 shares at June 30‚ 2002 and December 31‚ 2001 issued and
outstanding; convertible into an equal number of Class A common stock	--	--
Treasury Stock‚ at cost‚ 94‚326 shares at June 30‚ 2002	(1)
Additional paid-in capital	1,062,285	561,597
Accumulated deficit	(223,032)	(157,200)

Total stockholders' equity	839,751	404,654

Total liabilities and stockholders' equity	$ 2,333,585	$ 2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands‚ except per share amounts)

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 89,865	$ 73,046	$ 152,388	$ 131,074
Operating costs and expenses:
Direct operating	23,581	20,857	43,538	40,594
Selling‚ general and administrative	20,918	16,345	36,782	31,992
Corporate	2,290	2,094	4,418	4,484
Amortization of program rights	5,470	5,433	10,152	10,799
Depreciation and amortization of intangible assets	7,197	17,049	12,919	33,315

Total operating costs and expenses	59,456	61,778	107,809	121,184

Operating income	30,409	11,268	44,579	9,890

Other (income) expense:
Interest expense	22,675	23,786	48,072	46,196
Investment income	(459)	(979)	(1,522)	(1,909)
Share of (income) loss in equity investments	(2,639)	(132)	(4,054)	1,254
(Gain) loss on derivative instruments	(1,038)	119	(2,182)	1,982
Gain on redemption of investment in Southwest
Sports Group	(3,819)	--	(3,819)	--
Fee on termination of Hicks Muse agreements	16,000	--	16,000	--
Loss on impairment of investment	2,750	--	2,750	--
Other‚ net	(50)	(12)	(125)	(217)

Total other expense‚ net	33,420	22,782	55,120	47,306

Loss from continuing operations before provision
for (benefit from) income taxes‚ extraordinary item
and cumulative effect of change in accounting principle	(3,011)	(11,514)	(10,541)	(37,416)
Provision for (benefit from) income taxes	5,091	(3,925)	23,281	(8,052)

Loss from continuing operations before extraordinary
item and cummulative effect of change in accounting principle	(8,102)	(7,589)	(33,822)	(29,364)

Income from discontinued operations‚ net of tax
provision of $148	(276)	--	(276)	--
Extraordinary item - loss on early extinguishment of debt‚
net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--	--	30,689	--

Net loss	$ (9,423)	$ (11,999)	$ (65,832)	$ (33,774)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting
principle	$ (0.19)	$ (0.30)	$ (1.00)	$ (1.14)
Income from discontinued operations‚ net of tax	0.01	--	0.01	--
Extraordinary item‚ net of tax	(0.04)	(0.17)	(0.05)	(0.17)
Cumulative effect of change in accounting principle‚ net of tax	--	--	(0.91)	--
Net loss	(0.23)	(0.47)	(1.95)	(1.31)

Weighted - average number of common shares
outstanding used in calculating basic and diluted
earnings (loss) per common share	41,680	25,688	33,684	25,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30‚

	2002	2001

Net cash provided by operating activities	$ 9,926	$ 2,460

INVESTING ACTIVITIES:
Capital expenditures	(18,392)	(7,786)
Proceeds from sale of broadcast license	2,500	--
Deposit received on assets held for sale	5,000	--
Other investments	--	(3,736)
Investment in Banks Broadcasting‚ Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television	6,864	--
Capital distributions from equity investments	611	6,419
Payments for business combinations	(10,608)	--
Local marketing agreement expenditures	(500)	--
Proceeds from redemption of SSG preferred units	60,819	--

Net cash provided by (used in) investing activities	45,194	(6,603)

FINANCING ACTIVITIES:
Redemption of Sunrise Television preferred stock	(10,829)	--
Proceeds from long-term debt	--	278,555
Proceeds from stock option exercises	430	--
Net proceeds from initial public offering of common stock	399,853	--
Net (payments) proceeds from revolver debt	(10,000)	13,000
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt	--	(6,900)

Net cash provided by financing activities	74,529	46,266

Net increase in cash and cash equivalents	129,649	42,123
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 146,885	$ 49,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

      LIN TV Corp., together with its subsidiaries, including LIN Holdings Corp. ("LIN Holdings") and LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2001 in its registration statement on Form S-1, as amended, which include all such information and disclosures.

      In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

     On May 1, 2002, the Company's Board of Directors passed a resolution to create three classes of common stock, classes A, B and C, and to reclassify existing common stock. All references in the condensed consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this equity restructuring. Class A and class C common stock have voting rights, although class C voting rights are superior to those of the class A common stock. Class B common stock has no voting rights. However, without the consent of a majority of the class B shares, the Company may not enter into certain corporate transactions. Affiliates of Hicks Muse hold all of the non-voting class B shares. The class B common stock is convertible into class A or class C common stock and class C shares are convertible into class A under certain conditions.

Note 2 — Initial Public Offering:

Initial Public Offering: On May 2, 2002, the Company completed its initial public offering ("IPO"), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to the Company's subsidiary, LIN Television, through a capital contribution. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise Television Corp., repay all of the outstanding indebtedness under the Company's senior credit facilities, redeem all of the preferred stock of Sunrise Television Corp., pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     The Company used a portion of the IPO proceeds to repay debt of $330.0 million. This included the repayment of the Company's senior credit facilities of $197.3 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt which was recorded at fair market value of $163.4 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company's class B common stock. The Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million shares of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment of $10.9 million to redeem the balance of Sunrise' preferred stock held by another investor.

Note 3 — Business Combinations and Disposals:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of the LIN TV Corp.'s initial public offering ("IPO"), the Company acquired all of the common stock of Sunrise Television Corp. ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise's common stock and options. The Company has accounted for this transaction under the purchase method of accounting. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price among by acquired assets is subject to refinement.

     In conjunction with the acquisition of Sunrise Television, the Company sold to Smith Television of North Dakota, Inc. ("Smith Television") the broadcast licenses of the Sunrise's Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the Dakota television stations. This agreement is contingent on the Smith Television closing on the Dakota television stations by August 31, 2002. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million and the Company retains the $5.0 million deposit. This reassigment right has been valued at the same fair value as the underlying broadcast licenses.

     The Company recorded, as part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, LIN TV Corp. contributed its investment in Sunrise to LIN Television through a capital contribution.

     Sunrise Television was included in the Company's results of operation beginning May 2, 2002, the date of the original acquisition. The following table sets forth pro forma information as a result of the Sunrise Television acquisition.

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 94,768	$ 86,325	$ 170,859	$ 153,574
Operating income (loss)	30,785	3,633	44,579	(7,126)
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting principle	(11,415)	(19,423)	(46,957)	1,082
(Loss) income from discontinued operations‚ net of tax provision of $148	(346)	(68)	(664)	1,200
Extraordinary item - loss on early extinguishment of debt‚
net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--	--	30,689	--

Net loss	$ (12,666)	$ (23,765)	$ (78,579)	$ (4,528)

Basic and diluted (loss) income per common share:
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting
principle	$ (0.27)	$ (0.74)	$ (1.39)	$ 0.04
(Loss) income from discontinued operations‚ net of tax	(0.01)	--	(0.02)	0.05
Extraordinary item‚ net of tax	0.04	0.17	0.05	0.17
Cumulative effect of change in accounting principle‚ net of tax	--	--	0.91	--
Net loss	$ (0.30)	$ (0.91)	$ (2.33)	$ (0.17)

Weighted - average number of common shares
outstanding used in calculating basic and diluted
earnings per common share	41,680	26,150	33,684	26,150

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. The Company acquired the broadcast license of WCTX-TV during the second quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV, WVBT-TV, and WCTX-TV under local marketing agreements, since October 30, 1991, December 14, 1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

      The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	WCTX-TV	Sunrise Television

Acquisition date	January 29‚ 2002	January 31‚ 2002	April 30‚ 2002	May 2‚ 2002

Fair value of assets and liabilities acquired:
Other current assets	$ --	$ --	$ --	$ 23,132
Property and equipment	1,291	--	--	33,260
Broadcast licenses	1,556	3,022	4,739	169,781
Assets held for sale	--	--	--	37,850
Other long-term assets	--	--	--	4,830
Liabilities held for sale	--	--	--	(1,850)
Total other liabilities				(28,132)
Long-term debt	--	--	--	(163,447)
Preferred stock	--	--	--	(65,169)

Total purchase price‚ including direct acquisition expenses	$ 2,847	$ 3,022	$ 4,739	$ 10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at June 30, 2002 and December 31, 2001 (in thousands):

	June 30‚ 2002	December 31‚ 2001

NBC joint venture	$ 59,897	$ 56,259
WAND (TV) Partnership	13,546	13,458
Banks Broadcasting‚ Inc.	13,694	12,877

	87,137	82,594
Southwest Sports Group	--	56,000

	$ 87,137	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $611,000 from the joint venture in the three and six-month periods ended June 30, 2002. The Company received distributions of $1.6 million and $6.4 million for the same periods in the prior year. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 45,470	$ 41,454	$ 85,712	$ 76,470
Operating income	28,248	17,932	51,924	36,718
Net income (loss)	13,368	1,800	20,848	(3,776)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 10,280	$ 1,939
Non-current assets	257,443	248,118
Current liabilities	725	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $663,000 and $412,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,751	$ 1,720	$ 3,564	$ 3,302
Operating income	92	25	257	315
Net income (loss)	95	40	264	(123)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,543	$ 4,141
Non-current assets	34,073	34,104
Current liabilities	953	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $1.4 million and $539,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,385	$ 1,054	$ 2,514	$ 2,125
Operating loss	(356)	(703)	(854)	(872)
Net loss	(234)	(452)	(565)	(798)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,098	$ 2,969
Non-current assets	28,897	27,903
Current liabilities	2,128	2,481
Non-current liabilities	600	760
Redeemable preferred stock	298	298

     Southwest Sports Group Holdings, LLC.: On May 2, 2002, Southwest Sports Group Holdings, LLC ("SSG") redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

     Other Investments: The Company has recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company's initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	(167)	(1,125)

	$ 333	$ --

Unamortized Intangible Assets:
Broadcast licenses	$ 1,132,634	$ 1,002,978
Goodwill	596,859	589,485

	1,729,493	1,592,463

Total intangible assets	$ 1,729,826	$ 1,592,463

     Amortization expense was approximately $10.9 million and $21.7 million for the three and six months ended June 30, 2001 , respectively. There was approximately $167,000 of amortization expense recorded on the local marketing agreement ("LMA") purchase option for the three and six months ended June 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill was not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss and net loss per common share would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚
	2002	2001	2002	2001

Reported net loss	$ (9,423)	$ (11,999)	$ (65,832)	$ (33,774)
Addback: goodwill amortization	--	2,649	--	5,301
Addback: intangible amortization	--	4,369	--	8,657

Adjusted net loss	$ (9,423)	$ (4,981)	$ (65,832)	$ (19,816)

Basic and diluted earnings per share:
Reported net loss	(0.23)	(0.47)	(1.95)	(1.31)
Addback: goodwill amortization	--	0.10	--	0.21
Addback: intangible amortization	--	0.17	--	0.34

Adjusted net loss	$ (0.23)	$ (0.19)	$ (1.95)	$ (0.77)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at June 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at June 30, 2002 was a liability of $3.4 million. Other (income) expense for the three and six-month periods ended June 30, 2002 includes income of $1.0 million and $2.2 million, respectively, from the marking-to-market of these derivative instruments, compared to a loss of $119,000 and $2.0 million, respectively, for the same periods last year.

Note 7 —Debt:

     Debt consisted of the following (in thousands):

	June 30‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ --	$ 182,300
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚581 and $7‚165 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	203,419	202,835
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $399 and $432 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	299,601	299,568
$325‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $20‚448 and $34‚935 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	304,552	290,065
$100‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $16‚021 and $21‚045 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	83,979	78,955
$2‚500‚ 7% STC Broadcasting Note due 2006	--	2,500
$7‚125‚ 10% Hicks Muse Note due 2003	7,125	--

Total debt	898,676	1,056,223

Less current portion	(132,125)	--

Total long-term debt	$ 766,551	$ 1,056,223

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $191.9 million of committed facilities, with the flexibility to increase the revolving portion to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements. The Company paid $655,000 in fees in connection with the amendment.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the period ended June 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent. The Company agrees to pay Hicks Muse Partners the principal balance of this note, together with all accrued and unpaid interest, on May 8, 2003, the maturity date.

Note 8 — Earnings per Share:

     Basic and diluted loss per common share are computed in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. In accordance with SFAS No. 128, options to purchase 3,057,500 and 1,820,803 shares of common stock, and phantom units exercisable into 677,196 and 682,007 shares of common stock at June 30, 2002 and 2001, respectively, were not included in the calculation of diluted earnings per share for the six months ended June 30, 2002 and 2001, because the effect of their inclusion would have been anti-dilutive. This results in diluted net loss per common share equal to basic net loss per common share.

Note 9 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee was adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee was adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event could the annual fee be less than $1.0 million. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The final payment under the Hicks Muse monitoring and oversight agreement was approximately $54,000 for the three-months ended June 30, 2002. The fee for the six months ended June 30, 2002 was approximately $368,000. The fees for the three and six months ended June 30, 2001 were approximately $314,000 and $626,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended June 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company's class B common stock at a price of $0.01 valued at $2.7 million.

Note 10 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the period ended March 31, 2002 the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company's cash flows.

Note 11 — Assets Held for Sale:

     In conjunction with the acquisition of Sunrise Television, the Company entered into an agreement with Smith Television of North Dakota, Inc. in which the Company sold the broadcast license for the television stations of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million. The Company has agreed to sell substantially all of the remaining assets of the stations for $35.0 million. The transaction would transfer ownership of KVLY-TV and KFYR-TV and its satellite stations to Smith Television of North Dakota, Inc. for total consideration of approximately $36.0 million in cash less the $1.0 million paid for the broadcast licenses and other advances noted below. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of June 30, 2002. As of June 30, 2002, the Company has received a deposit of $5.0 million from Smith Television, which the Company has recorded in other current liabilities. The remaining balance is expected to be settled by the end of the third quarter of 2002. The Company has recognized approximately $276,000 of income, net of a tax provision of $148,200, in discontinued operations. Included in the net income of discontinued operations is revenue for these stations of approximately $2.5 million. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million. The carrying amounts of the assets and liabilities of the North Dakota television stations, as of June 30, 2002, are as follows:

ASSETS
Accounts receivable	$ 2,469
Program rights	1,131
Other assets	303
Property and equipment‚ net	20,686
Intangible assets‚ net	13,355

Total Assets held for sale	$ 37,944

LIABILITIES
Accounts payable	$ 235
Program obligations	1,133
Other accrued expenses	694

Total liabilities held for sale	$ 2,062

Net assets held for sale	$ 35,882

Note 12 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Part II: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This filing contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

  volatility and changes in our advertising revenues;
  restrictions on our operations due to, and the effect of, our leverage;
  effects of complying with new accounting standards;
  inability to consummate acquisitions on attractive terms;
  increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;
  increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;
  increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;
  effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;
  adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and
  changes in general economic conditions in the markets in which we compete.

     Many of these factors are beyond our, and our management’s, control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business

      We are a leading pure-play television company broadcasting in the United States of America and Puerto Rico. Including the stations we acquired from Sunrise Television Corp. ("Sunrise") on May 2, 2002, we own and operate 24 television stations, operate two television stations under local marketing agreements and provide management or sales services to four television stations. Under local marketing agreements, we provide substantial portions of the broadcast programming and sell advertising time for a station that resides in the same market as another station that we own and operate. Our stations broadcast in 17 markets, 14 of which are located in the top 50 designated market areas, as reported by A.C. Nielsen Co. Our stations cover approximately 6.8% of U.S. television households and all of the 1.2 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators.

     Since all of the Company's business operations are conducted through LIN Television, the results of operations of each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation are the same in all material respects other than with respect to interest expense, provisions for income tax and net income. Accordingly, the discussion below applies to each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation, except as otherwise specified.

Our Stations

      The following table lists the stations that we operate:

	DMA					% of DMA
Market	Rank(1)	Station	Affiliation	Channel	Status(2)	TV HH(1)

Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%
Hartford-New Haven, CT	28	WTNH-TV	ABC	8	O&O	0.90%
		WCTX-TV	UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O	0.67%
		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV	NBC	10	O&O	0.62%
		WVBT-TV	FOX	43	O&O
Buffalo, NY	47	WIVB-TV	CBS	4	O&O	0.59%
		WNLO-TV	IND	23	O&O
Providence, RI-New Bedford, MA	49	WPRI-TV	CBS	12	O&O	0.57%
		WNAC-TV	FOX	64	LMA
Austin, TX	54	KXAN-TV	NBC	36	O&O	0.53%
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutura	Various	O&O
Dayton, OH	60	WDTN-TV	ABC	2	O&O	0.47%
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.43%
Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.40%
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.34%
Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%
Springfield-Holyoke, MA	105	WWLP-TV	NBC	22	O&O	0.24%
Abilene-Sweetwater, TX	162	KRBC-TV	NBC	9	O&O	0.11%
Lafayette, IN	190	WLFI-TV	CBS	18	O&O	0.05%
San Juan, PR	—	WAPA-TV	IND	4	O&O
		WJPX-TV	IND	24	O&O

San Angelo, TX	199	KACB-TV	NBC	3	O&O	0.05%

(1)	DMA rank and percentage of DMA TV households, or TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2001-2002 Broadcast Season, August 23, 2001.

(2)	“O&O” indicates stations LIN Television own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we have a one-third interest.

     We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, and KNIN-TV, a UPN affiliate in Boise. In addition, we provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids and WPXV-TV in Norfolk, which are owned by Paxson Communications Corporation.

      We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The NBC joint venture owns KXAS-TV, the Dallas NBC affiliate, and KNSD-TV, the San Diego NBC affiliate. NBC operates these stations pursuant to a management agreement and has managerial control over the joint venture.

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses and assets in 2002:

  Sunrise Television. On May 2, 2002, concurrent with the consummation of the Company's initial public offering, the Company acquired all of the common stock of Sunrise Television Corp. ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. The Company issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise's common stock and options. Prior to the acquisition, affiliates of Hicks Muse acquired Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of $87.6 million as of May 2, 2002, and then exchanged these obligations for 3,736,000 shares of the Company's class B common stock on May 2, 2002. The Company used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. The Company has accounted for this transaction under the purchase method of accounting. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.
  WCTX-TV. On April 26, 2002, we acquired the broadcast license and operating assets of WCTX-TV from KW-TV, Inc. The total purchase price, including transaction costs, was approximately $4.7 million, and was funded by operating funds.
  WVBT-TV. On January 31, 2002, we acquired the broadcast license and operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by operating funds.
  WOTV-TV. On January 29, 2002, we acquired the broadcast license and operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.8 million, and was funded by operating funds.
  WNAC-TV. On June 24, 2001, we acquired the broadcast license and certain related assets of WNAC-TV from STC Broadcasting, Inc. The total purchase price, including transaction costs, was approximately $2.5 million, and was funded by operating funds. WNAC-TV was subsequently sold to Super Towers, Inc. on April 22, 2002.

Results of Operations

      Set forth below are the significant factors that contributed to our operating results for the three and six months ended June 30, 2002 and 2001, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisition of Sunrise Television in the second quarter of 2002. WNLO-TV, WCTX-TV, WVBT-TV and WOTV-TV were operated under local marketing agreements prior to their acquisition by the Company and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 89,865	$ 73,046	$ 152,388	$ 131,074
Operating costs and expenses:
Direct operating	23,581	20,857	43,538	40,594
Selling‚ general and administrative	20,918	16,345	36,782	31,992
Corporate	2,290	2,094	4,416	4,484
Amortization of program rights	5,470	5,433	10,152	10,799
Depreciation and amortization of intangible assets	7,197	17,049	12,919	33,315

Total operating costs and expenses	59,456	61,778	107,807	121,184

Operating income	$ 30,409	$ 11,268	$ 44,581	$ 9,890

     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues and rental income.

     Net revenues for the three and six months ended June 30, 2002 increased approximately 23.2% to $89.9 million and 16.2% to $152.4 million, respectively, compared to net revenue of $73.0 million and $131.1 million, respectively, for the same periods last year. The increase is due to an increase in political revenue of approximately $196,000 and $1.0 million and a general market improvement of approximately $7.9 million and $12.1 million for the three and six months ended June 30, 2002, respectively. The increase is also due to the Sunrise Television acquisition resulting in an additional $10.3 million of net revenue for the three and six months ended June 30, 2002.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, for the three and six months ended June 30, 2002 increased 12.9% to $23.6 million and 7.1% to $43.5 million, respectively, compared to direct operating expenses of $20.9 million and $40.6 million for the same periods last year. The increase is primarily due to the Sunrise Television acquisition resulting in an additional $2.2 million of direct operating expenses for the three and six months ended June 30, 2002.

     Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, for the three and six months ended June 30, 2002 increased 28.2% to $20.9 million and 15.0% to $36.8 million, respectively, compared to selling, general and administrative expenses of $16.3 million and $32.0 million for the same periods last year. The increase is primarily due to the Sunrise Television acquisition resulting in an additional $2.8 million of selling, general and administrative expenses for the three and six months ended 2002.

     Corporate expenses, representing costs associated with the centralized management of our stations, increased 9.5% to $2.3 million for the three-months ended June 30, 2002 from $2.1 million for the same period last year. The corporate expenses remained relatively flat at $4.4 million for the six months ended June 30, 2002, compared to $4.5 million for the same period last year. The Sunrise Television acquisition did not cause an increase in corporate expenses.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased 0.2% to $5.5 million for the three-months ended June 30, 2002, compared to $5.4 million for the same period last year. Amortization of program rights decreased 5.6% to $10.2 for the six months ended June 30, 2002, compared to $10.8 million for the same period last year. The decrease is due to lower program costs of approximately $1.6 million at WAPA-TV offset by an increase due to the Sunrise Television acquisition.

     Depreciation and amortization of intangible assets for the three and six months ended June 30, 2002 decreased 57.6% to $7.2 million and 61.3% to $12.9 million, respectively, compared to depreciation and amortization of intangible assets of $17.0 million and $33.3 million for the same periods last year. This decrease was principally due to the discontinuance of the amortization of goodwill and broadcast licenses, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and the replacement of such amortization by periodic impairment testing.

Other (Income) Expenses

     Interest expense for LIN TV Corp. and LIN Holdings decreased 4.6% to $22.7 million for the three-months ended June 30, 2002, from $23.8 million for the same period in the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering. Interest expense increased 4.1% to $48.1 million for the six months ended June 30, 2002 from $46.2 million for the same period last year. This increase was primarily due to the issuance of the Senior Notes and Senior Discount Notes in June 2001 which resulted in additional interest expense and amortization of deferred financing fees of $503,000 and $168,000, respectively, for the six months ended June 30, 2002.

     Interest expense for LIN Television decreased 24.4% to $12.4 million and 13.4% to $27.7 million for the three and six months ended June 30, 2002, respectively, from $16.4 million and $32.0 million for the same periods in the prior year. This decrease was primarily due to the repayment of $197.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering.

     Investment income decreased 54.1% to $459,000 and 21.1% to $1.5 million for the three and six months ended June 30, 2002, respectively, from $1.0 million and $1.9 million for the same periods in the prior year as a result of the redemption of all 500,000 of Southwest Sports Group's Series A Preferred Units on May 2, 2002. The loss of this income was offset by a one-time gain of $3.8 million on redemption.

     Share of income in equity investments increased to $2.6 million and $4.1 million for the three and six months ended June 30, 2002, respectively, from $132,000 and a loss of $1.3 million for the same periods in the prior year. This increase was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     Gain or loss on derivative instruments, derived from the marking-to-market of interest rate collar, cap and swap arrangements for the three and six months ended June 30, 2002 increased to a gain of $1.0 million and $2.2 million, respectively, from a loss of $119,000 and $2.0 million for the same periods last year. This increase was due to fluctuations in market interest rates.

     The Company has recorded a loss of $2.8 million in other expenses on an investment in an internet company in the second quarter of 2002. This amount reflects an impairment of the Company's initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

     The Company has recorded a $16.0 million expense related to the termination of the monitoring and oversight agreement with Hicks Muse Partners, which amends the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees.

Provision for (Benefit from) Income Taxes

     LIN TV Corp's and LIN Holdings' provision for income taxes for the three-month period ended June 30, 2002 increased to approximately $5.1 million compared to a benefit of $3.9 million for the same period last year. The provision for income taxes for the six-month period ended June 30, 2002 increased to approximately $23.3 million compared to a benefit of $8.1 million for the same period last year. The change for the three-month period ended June 30, 2002 is primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period. The change for the six-month period ended June 30, 2002 was primarily due to the Company recording a non-cash charge of approximately $19.9 million to establish a valuation allowance against its deferred tax assets during the period ended March 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference between the book and tax basis of goodwill and intangibles. The prospective reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. and LIN Holdings used a discrete provision for the six-month period ended June 30, 2002, in order to more accurately calculate their effective tax rate.

      LIN Television Corporation's provision for income taxes for the three and six-month periods ended June 30, 2002 is approximately $4.2 million and $5.2 million, respectively, compared to a benefit of approximately $4.1 million and and $1.8 million for the same periods last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period. LIN Television used a discrete provision for the three-month periods ended March 31, 2002 in order to more accurately calculate its effective tax rate.

Broadcast Cash Flow

     Broadcast cash flow, which is defined as adjusted EBITDA (as defined below) plus cash corporate expenses less capital distributions from equity investments, increased by 28.2% to $38.6 million and 29.8% to $60.6 million for the three and six months ended June 30, 2002, from $30.1 million and $46.7 million for the same periods in the prior year. The increase is due to higher revenues as discussed above.

Adjusted EBITDA

     Adjusted EBITDA, which is defined as operating income plus amortization of program rights, depreciation and amortization of intangible assets, capital distributions from equity investments and non-cash expenses (credits) less program payments, increased 24.5% to $37.1 million and 16.5% to $57.2 million for the three and six months ended June 30, 2002, compared to $29.8 million and $49.1 million for the same periods last year.

     We believe the presentation of broadcast cash flow and adjusted EBITDA is relevant and useful because it is a measurement used by lenders to measure our ability to service our debt and used by industry analysts to determine the market value of our television stations and to evaluate our operating performance. Our management uses broadcast cash flow and adjusted EBITDA, among other things, to evaluate the operating performance of our stations and to value stations targeted for acquisition, as well as a component of incentive bonus payments for our executive officers and key station personnel.

     Broadcast cash flow and adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA should not be considered in isolation of, or as a substitute for, net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. Broadcast cash flow and adjusted EBITDA as determined may not be comparable to the broadcast cash flow and adjusted EBITDA measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At June 30, 2002, we had cash and cash equivalents of $146.9 million and $191.9 million of committed facilities, with the flexibility to increase the revolving portion of our senior credit facilities to up to $235.0 million.

     Net cash provided by operating activities was $9.9 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase was due to increased net revenues as noted above

     Net cash provided by investing activities was $45.2 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $6.6 million for the six months ended June 30, 2001. The change was primarily due to $60.8 million in proceeds from the redemption of our Southwest Sports Group preferred units, offset by a decrease of $10.6 million in payments for business combinations for the period ended June 30, 2002, and a reduction of $5.8 million in capital contributions from equity investments from period to period.

     Our capital expenditures primarily include purchases of building improvements, broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. Our capital expenditures were $13.1 million and $18.4 million for the three and six months ended June 30, 2002, respectively, compared to $4.2 million and $7.8 million for the same periods last year. The increase is primarily due to our conversion to digital television. We expect that we will make capital expenditures of approximately $35.0 to $40.0 million, including the capital requirements of the acquired Sunrise stations, for the year ended December 31, 2002.

     Net cash provided by financing activities was $74.5 million and $46.3 million for the six months ended June 30, 2002 and 2001, respectively. The change was primarily due to $399.9 million in net proceeds from the initial public offering of common stock, partially offset by an increase in principal payments on long-term debt of approximately $66.5 million, redemption of preferred stock of approximately $10.8 million, and a reduction of $278.6 million in proceeds from long-term debt from period to period.

     The Company used a portion of the initial public offering proceeds to repay debt of $330.0 million. This included the repayment of the Company's senior credit facilities of $192.4 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt which was recorded at fair market value of $163.4 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company's class B common stock. The Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     Sources of Liquidity

      We generally rely on cash on hand and cash from operations, as well as cash from other financing sources, to satisfy our working capital, debt, capital expenditure and other contractual obligation requirements.

     On May 2, 2002, the Company completed an initial public offering ("IPO") of 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units of $60.8 million were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of STC Broadcasting, repay all of the outstanding indebtedness under the Company's senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     The following table sets forth our estimated material cash contractual obligations, as well as planned capital expenditures and debt repayments, based on amounts as of June 30, 2002 (in thousands):

	2002	2003-2005	2006-2007	Thereafter	Total

Principal payments and mandatory
redemptions on LIN TV debt	$ --	$ 132,125	$ --	$ 810,000	$ 942,125
Cash interest on debt	21,434	209,349	143,850	9,888	384,521
Capital expenditures (1)	18,761	--	--	--	18,761
Program payments	11,588	40,513	1,469	684	54,254
Operating leases	722	2,556	754	2,270	6,302
Local marketing agreement payments	1,012	3,336	1,112	--	5,460

Total	$ 53,517	$ 387,879	$ 147,185	$ 822,842	$ 1,411,423

(1)	Our annual capital expenditures are a function of a number of variables, including factors such as FCC regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2002.

     On May 8, 2002 we repaid $197.3 million of our indebtedness outstanding under our senior credit facilities with a portion of the net proceeds of the intial public offering together with other available funds from the other transactions. In addition, on April 23, 2002, we repaid our $2.5 million STC Broadcasting note. We plan to use cash on hand and from operations, as well as borrowings under our senior credit facilities, to fund the mandatory redemption of approximately $125.0 million principal amount of our senior discount notes in 2003. The remaining $810.0 million aggregate principal amount of senior notes, senior discount notes and senior subordinated notes will be due in 2008.

      Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities together with refinancings of our indebtedness, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

Risks Associated with Business Activities

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

      Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

  national and local economic conditions;
  the availability of high profile sporting events, such as the Olympics, the Super Bowl and the NCAA Men's Basketball Tournament;
  the relative popularity of the programming on our stations;
  the demographic characteristics of our markets; and
  the activities of our competitors.

     We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the our markets.

We are dependent to a significant degree on automotive advertising.

     Approximately 21%, 22% and 26% of our total net revenues for the years ended December 31, 2001, 2000 and 1999, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our class A common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

     As of June 30, 2002, LIN TV Corp. and LIN Holdings Corp. had approximately $898.7 million of consolidated indebtedness and approximately $839.2 million of consolidated stockholders' equity. LIN Telvision Corporation had approximately $510.1 million of consolidated indebtedness and approximately $1,202.0 million of consolidated stockholders' equity as of such date. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

     Our large amount of indebtedness could, for example:

  require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;
  limit our ability to obtain additional financing in the future;
  expose us to greater interest rate risk since the interest rates on certain of our borrowings, including amounts borrowed under our senior credit facilities, vary; and
  impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

     Any of these consequences could have a material adverse effect on our business, liquidity and results of operations. In addition, our debt instruments require us to comply with covenants, including those that restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures, that will restrict the manner in which we conduct our business and may impact our operating results. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our senior credit facilities. Consents or amendments that may be required in the future may not be available on reasonable terms, if at all.

We have a history of net losses and a substantial accumulated deficit.

     LIN TV Corp. and LIN Holdings Corp. have had net losses of $61.7 million, $34.2 million and $34.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of June 30, 2002, LIN TV Corp. and LIN Holdings Corp. had an accumulated deficit of $223.2 million. We may not be able to achieve or maintain profitability.

     LIN Television has had net losses of $39.7 million, $17.5 million and $18.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of June 30, 2002, LIN Television had an accumulated deficit of $119.0 million. We cannot assure you that LIN Television will be able to achieve or maintain profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. In addition, on March 1, 2003, LIN Holdings will be required to redeem $125.0 million in aggregate principal amount of its 10% senior discount notes due 2008. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our debt obligations, which could have a material adverse effect on the price of our common stock.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations and the trading price of our class A common stock.

     Approximately $1.7 billion, or 74.1%, of our total assets as of June 30, 2002, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification under limited circumstances of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of identifiable intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Pursuant to SFAS No. 142, we have completed a transitional test of our goodwill and broadcast licenses for impairment and recorded an impairment charge of $47.2 million as a cumulative effect of an accounting change during the first quarter of 2002. In addition, we have established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders' equity.

We intend to pursue a growth strategy through acquisitions of television stations, which could pose certain risks and increase our leverage.

     We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management's business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Inherent in any future acquisitions are certain risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our business.

      In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. The recent acquisition of Sunrise may further limit our ability to consummate future transactions due to FCC regulations that restrict the number of television stations a licensee can own in a market.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

     The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee, will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks Muse currently beneficially owns approximately 23,580,873 shares of our class B common stock, which represents approximately 47.4% of our capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of our class B common stock, we believe that none of their stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either our class A common stock or class C common stock, under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in the Company into a majority of its voting power, thereby reducing your voting power.

      Hicks Muse and its affiliates will have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 47.4% of our voting equity interests and will effectively have the ability to elect our entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

      For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets, such as its existing investment in businesses like Clear Channel Communications, Inc., that may directly or indirectly compete with us for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

     In addition, affiliates of Hicks Muse, as the holders of our class B common stock, have the right to approve, among other things, the issuance or repurchase of any of our securities, the sale or acquisition of any asset or the incurrence of any indebtedness with a value of 10% or more of the fair market value of our common equity securities, our merger or consolidation with another company or any transaction that is not in the ordinary course of business. Hicks Muse also has an assignable right, under certain conditions, to acquire the outstanding shares of our class C common stock.

     Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of our directors, together own all of our class C common stock and therefore possess 70% of the Company's combined voting power. Accordingly, Messrs. Carson and Fojtasek have the power to elect our entire board of directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse or its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

If we are unable to compete effectively, our revenue could decline.

      The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

It will be difficult to take us over, which could adversely affect the trading price of our class A common stock.

     Affiliates of Hicks Muse effectively determine whether a change of control will occur because of their rights through their ownership of all of the shares of our class B common stock or through their voting power, if they convert their shares of class B common stock into class A common stock or class C common stock. Moreover, provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Messrs. Carson and Fojtasek, make it more difficult for a third party to acquire control of us, even if a change of control would benefit the holders of class A common stock shares. These provisions and controlling ownership by affiliates of Hicks Muse could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements could materially and adversely affect our results of operations.

     The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. Each of the networks generally provide our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash payments from networks, although in some circumstances, we make cash payments to networks.

     In addition, certain of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in Hicks Muse and its affiliates acquiring more than 50% of our voting power and, thus, result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in certain cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We have obtained approvals with respect to the network affiliation agreements for all acquired Sunrise stations and we are currently in negotiations with FOX with respect to two expired affiliation agreements.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

     General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against us to collect any deficiency, including by foreclosing on the stock of the Company and its subsidiaries, which could trigger the change of control provisions under LIN TV Corp.'s existing indebtedness.

     Annual cash interest payments on the note are approximately $66.3 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and we utilized the proceeds of the note to finance a portion of the cost of Hicks Muse's acquisition of us. The note is not our obligation or the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to us pursuant to a guarantee.

     An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $10.0 million for the purpose of making interest payments on the note when due. Both NBC and we have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor we make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Our industry is subject to significant programming costs, and increased programming costs could adversely affect our operating results.

     Our industry is subject to significant syndicated programming costs. We may be exposed in the future to increased syndicated programming costs which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Recently-enacted campaign finance legislation and pending election law reform proposals may substantially limit political advertising, upon which we heavily rely.

     Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation, which will become effective in November 2002, is subject to judicial review and is currently being challenged in the courts. Unless overturned, this legislation could have an adverse effect on us by decreasing advertising revenue in connection with political campaigns. The same would be true if certain election reform proposals, which would require deeper discounts of time sold to political candidates, are enacted.

Our industry is subject to significant regulation and we must maintain our broadcast licenses to operate.

     Television stations are subject to significant regulation by the FCC under the Communications Act of 1934. The issuance, renewal or transfer of television broadcast station licenses requires FCC approval. The failure to renew our licenses could prevent us from operating the affected stations. If the FCC included conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

     In addition, if we or any of our officers, directors or significant stockholders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us, which could involve the imposition of monetary penalties, the revocation of our broadcast licenses or sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the television station only after we had exhausted all administrative and judicial review without success. We have no reason to believe that the FCC will not continue to renew our licenses without material conditions or qualifications, but if the FCC does not do so, our revenues and cash flow would suffer materially.

Changes in FCC regulations may not allow us to continue to operate our local marketing agreements or could increase competition within the markets in which we operate.

     FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable ownership interests in other media properties. These restrictions include a national limit of broadcast television stations with an aggregate audience reach of 35% of all households. These restrictions also include a variety of local limits on ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets, known as the duopoly rule, prohibitions on ownership of a daily newspaper or a cable system and television station in the same market and limits of four to eight radio stations and one television station in the same market. These regulations currently prevent us from entering dual-station ownership and cross-ownership arrangements in various attractive markets. In particular, the regulations currently prevent us from directly owning the stations we operate under grandfathered local marketing agreements in Austin and Providence and could require us to discontinue those local marketing agreements upon the conclusion of an FCC proceeding which may be initiated in 2004. In 2001, we had net revenues of $19.7 million, or 5.9%, attributable to those local marketing agreements.

     In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC's ownership rules, including the 35% national cap, the duopoly rule and the prohibition on ownership of cable system and broadcast station in the same local market to be arbitrary and capricious. Petitions for reconsideration are still pending in one of the cases and the other decision may yet be appealed to the Unites States Supreme Court. The FCC has announced its intention to revisit all of its major media ownership rules, including the network cap and duopoly, in an omnibus proceeding to be initiated in the first quarter of 2003 and is in the process of conducting and releasing for comment various empirical studies concerning media concentration. Pending the resolution of these proceedings and possible further FCC review, the 35% ownership rule and the duopoly rule will remain in place. We cannot predict the ultimate outcome of these proceedings. Relaxation of the duopoly rule may permit either co-ownership of our local marketing agreement stations or indefinite continuation of the local marketing agreements as well as the creation of dual-station combinations in other markets. Relaxation of the other rules would create the prospect of attractive cross-media combinations. But these changes could also create additional competition for us from competitors such as national broadcast networks, large station groups, cable operators or newspaper owners who are better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific local markets.

Changes in technology may impact our long-term success and ability to compete.

     The FCC has adopted rules for implementing advanced television, commonly referred to as "digital" television, in the United States. Our conversion to digital television will require additional capital expenditures, which we anticipate will be $12.0 million in 2002, or $16.0 million in 2002 if we do not sell the North Dakota stations, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station's geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services.

     Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Recent Accounting Pronouncement.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We have been exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was no outstanding balance as of June 30, 2002 under our senior credit facilities.

      We use derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize our interest rate risk.

     We use interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at June 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with our variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at June 30, 2002 was a liability of $3.3 million. Other (income) expense for the three and six months ended June 30, 2002 includes $1.0 million and $2.2 million income, respectively, from the effect of marking-to-market these derivative instruments. We do not use derivative instruments for speculative or trading purposes.

      We are also exposed to market risk related to changes in the interest rates through our investing activities. Our cash equivalents consist solely of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of our cash equivalents due to their immediate available liquidity or their short term maturity. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Part II: Other Information

Item 1. Legal Proceedings

      We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

     The effective date of our registration statement, filed on Form S-1 (Commission File No. 05-0501252) under the Securities Act of 1933, relating to our initial public offering of the Company's class A common stock, was May 2, 2002. A total of 19,550,000 shares were sold in the offering for an aggregate amount of $430.1 million. The managing underwriters for this offering were Deutsche Bank Securities Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated.

      The initial public offering commenced on May 3, 2002. The offering price was $22.00 per common share, or gross proceeds of $430.1 million. The underwriting discounts and commissions and other expenses totaled approximately $30.2 million for net proceeds of $399.9 million.

      In connection with this offering, we also redeemed our preferred interest in Southwest Sports Group Holdings LLC, an affiliate of Hicks Muse, for approximately $60.8 million, including accumulated interest in cash and acquired Sunrise in a merger.

      Upon the consummation of the merger, we entered into an amended and restated asset purchase agreement with Smith Television of North Dakota, Inc. and Smith Television of North Dakota License Holdings, Inc., in which we sold the the broadcast license for television stations KVLY-TV, Fargo, North Dakota, KFYR-TV, Bismarck, North Dakota and its three satellite stations KMOT-TV, Minot, North Dakota, KUMV-TV, Williston, North Dakota and KQCD-TV, Dickinson, North Dakota, for $1.0 million and agreed to sell substantially all of the remaining assets of the stations for $35.0 million. The total purchase price will be settled by approximately $36.0 million in cash.

     In conjunction with the acquisition of Sunrise Television, the Company sold to Smith Television of North Dakota, Inc. ("Smith Television") the broadcast licenses of the Sunrise's Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the Dakota television stations. This agreement is contingent on the Smith Television closing on the Dakota television stations by August 31, 2002. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million.

      Net proceeds from our intial public offering were approximately $399.9 million. We have, or intend to, use the net proceeds from this offering, together with other available funds from the other transactions, as described in the table below, which reflects amounts as of June 30, 2002.

Cash Sources

(in millions)

Gross proceeds of the initial public offering	$430.1
Proceeds from redemption of Southwest Sports Group preferred units	60.8	(a)

Total	$490.9

Cash Uses

(in millions)

LIN TV Corp.:
Senior credit facilities	$197.3
Sunrise/STC Broadcasting:
Senior credit facilities	21.3
11% senior subordinated notes due 2007	108.0	(b)
14% senior subordinated notes due 2008	3.5	(c)
14% redeemable preferred stock	10.8	(d)
Discounts, commissions and other expenses	30.2
Cash payments to Hicks Muse affiliates	6.2	(e)
Cash and cash equivalents to be used for general corporate purposes	113.6

Total	$490.9

(a)	Includes $10.8 million of accumulated interest on Southwest Sports Group preferred units from through May 8, 2002, the redemption date.

(b)	Includes accretion and accrued interest through May 8, 2002, the redemption date.

(c)	Excludes $31.2 million of the Sunrise 14% senior subordinated notes, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

(d)	Excludes $50.9 million of the STC Broadcasting 14% redeemable preferred stock, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock. Includes accretion and accrued interest through May 8, 2002, the redemption date.

(e)	Payment related to the amendment of our financial advisory agreement and the termination of our monitoring and oversight agreement with Hicks Muse Partners.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2002 among LIN Holdings Corp., LIN Television Corporation, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, as Issuing Lender and as Swingline Lender, the Bank of Nova Scotia and Bank of America, N.A., as Co-Documentation Agents and The Bank of New York and Fleet National Bank, as Co-Syndication Agents.†
10.2	—	First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P.†
10.3	—	Amended and Restated Exchange Agreement dated as of April 30, 2002 by and among Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and LIN TV Corp.†
10.4	—	Promissory Note dated as May 8, 2002 by and among Hicks, Muse & Co. Partners, L.P. and LIN TV Corp.
99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated August 13, 2002.
99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Holdings Corp., dated August 13, 2002.
99.3	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated August 13, 2002.
99.4	—	Director nominee consent, dated April 18, 2002 by Wilma H. Jordan.††
99.5	—	Director nominee consent, dated April 18, 2002 by Antoinette Cook Bush.††

†	Incorporated by reference to the Amendment No. 4 of Registration Statement on Form S-1 of LIN TV Corp., dated May 2, 2002, File No. 333-83068

††	Incorporated by reference to the Amendment No. 3 of Registration Statement on Form S-1 of LIN TV Corp., dated April 22, 2002, File No. 333-83068.

Reports on Form 8-K:

      None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN HOLDINGS CORP.
LIN TELEVISION CORPORATION

Dated: August 14, 2002	By: /s/ William A. Cunningham

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Index to Financial Statements

Item 1. Financial Statements

LIN Holdings Corp.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

LIN Television Corporation
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

LIN HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(In thousands‚ except share data)

	June 30‚	December 31‚
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 146,885	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts
(2002 - $1‚984; 2001 - $1‚802)	70,090	58,256
Program rights	15,477	14,696
Assets held for sale	37,944	--
Other current assets	3,406	1,603

Total current assets	273,802	91,791
Property and equipment‚ net	203,219	163,051
Deferred financing costs	29,750	34,567
Equity investments	87,137	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	--	56,000
Program rights	534	5,448
Intangible assets‚ net	1,729,826	1,592,463
Other assets	9,317	10,372

Total Assets	$ 2,333,585	$ 2,036,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 125,000	$ --
Short-term debt	7,125	--
Accounts payable	9,864	7,751
Accrued income taxes	6,741	5,481
Accrued interest expense	16,398	19,502
Accrued sales volume discount	2,294	3,820
Other accrued expenses	16,955	14,267
Program obligations	12,773	13,265
Deposit on North Dakota stations	5,000	--
Liabilities held for sale	2,062	--

Total current liabilities	204,212	64,086
Long-term debt‚ excluding current portion	766,551	1,056,223
Deferred income taxes	508,123	495,717
Program obligations	7,368	5,523
Other liabilities	7,580	10,083

Total liabilities	1,493,834	1,631,632

Stockholders' equity:
Common stock‚ $0.01 par value: 1‚000 shares authorized‚
issued and outstanding	--	--
Additional paid-in capital	1,062,783	561,854
Accumulated deficit	(223,032)	(157,200)

Total stockholders' equity	839,751	404,654

Total liabilities and stockholders' equity	$ 2,333,585	$ 2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN HOLDINGS CORP.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands‚ except per share amounts)

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 89,865	$ 73,046	$ 152,388	$ 131,074
Operating costs and expenses:
Direct operating	23,581	20,857	43,538	40,594
Selling‚ general and administrative	20,918	16,345	36,782	31,992
Corporate	2,290	2,094	4,418	4,484
Amortization of program rights	5,470	5,433	10,152	10,799
Depreciation and amortization of intangible assets	7,197	17,049	12,919	33,315

Total operating costs and expenses	59,456	61,778	107,809	121,184

Operating income	30,409	11,268	44,579	9,890

Other (income) expense:
Interest expense	22,675	23,786	48,072	46,196
Investment income	(459)	(979)	(1,522)	(1,909)
Share of (income) loss in equity investments	(2,639)	(132)	(4,054)	1,254
(Gain) loss on derivative instruments	(1,038)	119	(2,182)	1,982
Gain on redemption of investment in Southwest
Sports Group	(3,819)	--	(3,819)	--
Fee on termination of Hicks Muse agreements	16,000	--	16,000	--
Loss on impairment of investment	2,750	--	2,750	--
Other‚ net	(50)	(12)	(125)	(217)

Total other expense‚ net	33,420	22,782	55,120	47,306

Loss from continuing operations before provision
for (benefit from) income taxes‚ extraordinary item
and cumulative effect of change in accounting principle	(3,011)	(11,514)	(10,541)	(37,416)
Provision for (benefit from) income taxes	5,091	(3,925)	23,281	(8,052)

Loss from continuing operations before extraordinary
item and cummulative effect of change in accounting principle	(8,102)	(7,589)	(33,822)	(29,364)

Income from discontinued operations‚ net of tax
provision of $148	(276)	--	(276)	--
Extraordinary item - loss on early extinguishment of debt‚
net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--	--	30,689	--

Net loss	$ (9,423)	$ (11,999)	$ (65,832)	$ (33,774)

LIN HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30‚

	2002	2001

Net cash provided by operating activities	$ 9,926	$ 2,460

INVESTING ACTIVITIES:
Capital expenditures	(18,392)	(7,786)
Proceeds from sale of broadcast license	2,500	--
Deposit received on assets held for sale	5,000	--
Other investments	--	(3,736)
Investment in Banks Broadcasting‚ Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television
and contributed by LIN TV Corp.	6,864	--
Capital distributions from equity investments	611	6,419
Payments for business combinations	(10,608)	--
Local marketing agreement expenditures	(500)	--
Proceeds from redemption of SSG preferred units	60,819	--

Net cash (used in) provided by investing activities	45,194	(6,603)

FINANCING ACTIVITIES:
Redemption of Sunrise Television preferred stock	(10,829)	--
Proceeds from long-term debt	--	278,555
Proceeds from stock option exercises	430	--
Capital contribution from LIN TV Corp. of
net proceeds from initial public offering	399,853	--
Net (payments) proceeds from revolver debt	(10,000)	13,000
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt	--	(6,900)

Net cash provided by financing activities	74,529	46,266

Net increase in cash and cash equivalents	129,649	42,123
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 146,885	$ 49,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Holdings Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

      LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year. The Company filed audited financial statements for the year ended December 31, 2001 in its annual Form 10-K, which included all such information and disclosures.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 — Initial Public Offering:

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed its initial public offering ("IPO"), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to LIN TV Corp.'s subsidiary, LIN Television, through a capital contribution. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise Television Corp., repay all of the outstanding indebtedness under the Company's senior credit facilities, redeem all of the preferred stock of Sunrise Television Corp., pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     The Company used a portion of the IPO proceeds to repay debt of $330.0 million. This included the repayment of the Company's senior credit facilities of $197.3 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt which was recorded at fair market value of $163.4 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company's class B common stock. The Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million shares of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment of $10.9 million to redeem the balance of Sunrise' preferred stock held by another investor.

Note 3 — Business Combinations and Disposals:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of LIN TV Corp.'s initial public offering ("IPO"), the Company acquired all of the common stock of Sunrise Television Corp. ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise's common stock and options. The Company has accounted for this transaction under the purchase method of accounting. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price among by acquired assets is subject to refinement.

     In conjunction with the acquisition of Sunrise Television, the Company sold to Smith Television of North Dakota, Inc. ("Smith Television") the broadcast licenses of the Sunrise's Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the Dakota television stations. This agreement is contingent on the Smith Television closing on the Dakota television stations by August 31, 2002. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million and the Company retains the $5.0 million deposit. This reassignment right has been valued at the same fair value as the underlying broadcast licenses

     The Company recorded, as part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, LIN TV Corp. contributed its investment in Sunrise to LIN Television through a capital contribution.

     As an exhange of ownership of an entity under common control, Sunrise Television was included in the Company's results of operation beginning May 2, 2002, the date of the original acquisition. The following table sets forth pro forma information as a result of the Sunrise Television acquisition.

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 94,768	$ 86,325	$ 170,859	$ 153,574
Operating income (loss)	30,785	3,633	44,579	(7,126)
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting principle	(11,415)	(19,423)	(46,957)	1,082
(Loss) income from discontinued operations‚ net of tax provision of $148	(346)	(68)	(664)	1,200
Extraordinary item - loss on early extinguishment of debt‚
net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--	--	30,689	--

Net loss	$ (12,666)	$ (23,765)	$ (78,579)	$ (4,528)

Basic and diluted (loss) income per common share:
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting
principle	$ (0.27)	$ (0.74)	$ (1.39)	$ 0.04
(Loss) income from discontinued operations‚ net of tax	(0.01)	--	(0.02)	0.05
Extraordinary item‚ net of tax	0.04	0.17	0.05	0.17
Cumulative effect of change in accounting principle‚ net of tax	--	--	0.91	--
Net loss	$ (0.30)	$ (0.91)	$ (2.33)	$ (0.17)

Weighted - average number of common shares
outstanding used in calculating basic and diluted
earnings per common share	41,680	26,150	33,684	26,150

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. The Company acquired the broadcast license of WCTX-TV during the second quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV, WVBT-TV, and WCTX-TV under local marketing agreements, since October 30, 1991, December 14, 1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

      The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	WCTX-TV	Sunrise Television

Acquisition date	January 29‚ 2002	January 31‚ 2002	April 30‚ 2002	May 2‚ 2002

Fair value of assets and liabilities acquired:
Other current assets	$ --	$ --	$ --	$ 23,132
Property and equipment	1,291	--	--	33,260
Broadcast licenses	1,556	3,022	4,739	169,781
Assets held for sale	--	--	--	37,850
Other long-term assets	--	--	--	4,830
Liabilities held for sale	--	--	--	(1,850)
Total other liabilities				(28,132)
Long-term debt	--	--	--	(163,447)
Preferred stock	--	--	--	(65,169)

Total purchase price‚ including direct acquisition expenses	$ 2,847	$ 3,022	$ 4,739	$ 10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at June 30, 2002 and December 31, 2001 (in thousands):

	June 30‚ 2002	December 31‚ 2001

NBC joint venture	$ 59,897	$ 56,259
WAND (TV) Partnership	13,546	13,458
Banks Broadcasting‚ Inc.	13,694	12,877

	87,137	82,594
Southwest Sports Group	--	56,000

	$ 87,137	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $611,000 from the joint venture in the three and six-month periods ended June 30, 2002. The Company received distributions of $1.6 million and $6.4 million for the same periods in the prior year. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 45,470	$ 41,454	$ 85,712	$ 76,470
Operating income	28,248	17,932	51,924	36,718
Net income (loss)	13,368	1,800	20,848	(3,776)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 10,280	$ 1,939
Non-current assets	257,443	248,118
Current liabilities	725	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $663,000 and $412,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,751	$ 1,720	$ 3,564	$ 3,302
Operating income	92	25	257	315
Net income (loss)	95	40	264	(123)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,543	$ 4,141
Non-current assets	34,073	34,104
Current liabilities	953	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $1.4 million and $539,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,385	$ 1,054	$ 2,514	$ 2,125
Operating loss	(356)	(703)	(854)	(872)
Net loss	(234)	(452)	(565)	(798)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,098	$ 2,969
Non-current assets	28,897	27,903
Current liabilities	2,128	2,481
Non-current liabilities	600	760
Redeemable preferred stock	298	298

     Southwest Sports Group Holdings, LLC.: On May 2, 2002, Southwest Sports Group Holdings, LLC ("SSG") redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

     Other Investments: The Company has recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company's initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	(167)	(1,125)

	$ 333	$ --

Unamortized Intangible Assets:
Broadcast licenses	$ 1,132,634	$ 1,002,978
Goodwill	596,859	589,485

	1,729,493	1,592,463

Total intangible assets	$ 1,729,826	$ 1,592,463

     Amortization expense was approximately $10.9 million and $21.7 million for the three and six months ended June 30, 2001 , respectively. There was approximately $167,000 of amortization expense recorded on the local marketing agreement ("LMA") purchase option for the three and six months ended June 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill was not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚
	2002	2001	2002	2001

Reported net loss	$ (9,423)	$ (11,999)	$ (65,832)	$ (33,774)
Addback: goodwill amortization	--	2,649	--	5,301
Addback: intangible amortization	--	4,369	--	8,657

Adjusted net loss	$ (9,423)	$ (4,981)	$ (65,832)	$ (19,816)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at June 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at June 30, 2002 was a liability of $3.4 million. Other (income) expense for the three and six-month periods ended June 30, 2002 includes income of $1.0 million and $2.2 million, respectively, from the marking-to-market of these derivative instruments, compared to a loss of $119,000 and $2.0 million, respectively, for the same periods last year.

Note 7 —Debt:

     Debt consisted of the following (in thousands):

	June 30‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ --	$ 182,300
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚581 and $7‚165 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	203,419	202,835
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $399 and $432 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	299,601	299,568
$325‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $20‚448 and $34‚935 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	304,552	290,065
$100‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $16‚021 and $21‚045 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	83,979	78,955
$2‚500‚ 7% STC Broadcasting Note due 2006	--	2,500
$7‚125‚ 10% Hicks Muse Note due 2003	7,125	--

Total debt	898,676	1,056,223

Less current portion	(132,125)	--

Total long-term debt	$ 766,551	$ 1,056,223

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $191.9 million of committed facilities, with the flexibility to increase the revolving portion to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements. The Company paid $655,000 in fees in connection with the amendment.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the period ended June 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent. The Company agrees to pay Hicks Muse Partners the principal balance of this note, together with all accrued and unpaid interest, on May 8, 2003, the maturity date.

Note 8 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee was adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee was adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event could the annual fee be less than $1.0 million. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The final payment under the Hicks Muse monitoring and oversight agreement was approximately $54,000 for the three-months ended June 30, 2002. The fee for the six months ended June 30, 2002 was approximately $368,000. The fees for the three and six months ended June 30, 2001 were approximately $314,000 and $626,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended June 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company's class B common stock at a price of $0.01 valued at $2.7 million.

Note 9 — Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the period ended March 31, 2002 the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company's cash flows.

Note 10 — Assets Held for Sale:

     In conjunction with the acquisition of Sunrise Television, the Company entered into an agreement with Smith Television of North Dakota, Inc. in which the Company sold the broadcast license for the television stations of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million. The Company has agreed to sell substantially all of the remaining assets of the stations for $35.0 million. The transaction would transfer ownership of KVLY-TV and KFYR-TV and its satellite stations to Smith Television of North Dakota, Inc. for total consideration of approximately $36.0 million in cash less the $1.0 million paid for the broadcast licenses and other advances noted below. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of June 30, 2002. As of June 30, 2002, the Company has received a deposit of $5.0 million from Smith Television, which the Company has recorded in other current liabilities. The remaining balance is expected to be settled by the end of the third quarter of 2002. The Company has recognized approximately $276,000 of income, net of a tax provision of $148,200, in discontinued operations. Included in the net income of discontinued operations is revenue for these stations of approximately $2.5 million. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million. The carrying amounts of the assets and liabilities of the North Dakota television stations, as of June 30, 2002, are as follows:

ASSETS
Accounts receivable	$ 2,469
Program rights	1,131
Other assets	303
Property and equipment‚ net	20,686
Intangible assets‚ net	13,355

Total Assets held for sale	$ 37,944

LIABILITIES
Accounts payable	$ 235
Program obligations	1,133
Other accrued expenses	694

Total liabilities held for sale	$ 2,062

Net assets held for sale	$ 35,882

Note 12 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets
(In thousands‚ except number of shares)

	June 30‚	December 31‚
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 146,885	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts	--
(2002 - $1‚984; 2001 - $1‚802)	70,090	58,256
Program rights	15,477	14,696
Assets held for sale	37,944	--
Other current assets	3,406	1,603

Total current assets	273,802	91,791
Property and equipment‚ net	203,219	163,051
Deferred financing costs	20,455	24,452
Equity investments	87,137	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	--	56,000
Program rights	534	5,448
Intangible assets‚ net	1,729,826	1,592,463
Other assets	9,317	10,372

Total Assets	$ 2,324,290	$ 2,026,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 7,125	$ --
Accounts payable	9,864	7,751
Accrued income taxes	6,741	5,481
Accrued interest expense	16,398	19,502
Accrued sales volume discount	2,294	3,820
Other accrued expenses	16,955	14,267
Program obligations	12,773	13,265
Deposit on North Dakota stations	5,000	--
Liabilities held for sale	2,062	--

Total current liabilities	79,212	64,086
Long-term debt‚ excluding current portion	503,020	687,203
Deferred income taxes	516,703	522,339
LIN Holdings tax sharing obligations	8,364	8,364
Program obligations	7,368	5,523
Other liabilities	7,580	10,083

Total liabilities	1,122,247	1,297,598

Stockholders' equity:
Common stock‚ $0.01 par value: 1‚000 shares authorized‚
issued and outstanding	--	--
Additional paid-in capital	1,321,053	820,124
Accumulated deficit	(119,010)	(91,551)

Total stockholders' equity	1,202,043	728,573

Total liabilities and stockholders' equity	$ 2,324,290	$ 2,026,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands‚ except per share amounts)

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 89,865	$ 73,046	$ 152,388	$ 131,074
Operating costs and expenses:
Direct operating	23,581	20,857	43,538	40,594
Selling‚ general and administrative	20,918	16,345	36,782	31,992
Corporate	2,290	2,094	4,418	4,484
Amortization of program rights	5,470	5,433	10,152	10,799
Depreciation and amortization of intangible assets	7,197	17,049	12,919	33,315

Total operating costs and expenses	59,456	61,778	107,809	121,184

Operating income (loss)	30,409	11,268	44,579	9,890

Other (income) expense:
Interest expense	12,383	16,386	27,741	32,005
Investment income	(459)	(979)	(1,522)	(1,909)
Share of (income) loss in equity investments	(2,639)	(132)	(4,054)	1,254
(Gain) loss on derivative instruments	(1,038)	119	(2,182)	1,982
Gain on redemption of investment in Southwest
Sports Group	(3,819)	--	(3,819)	--
Fee on termination of Hicks Muse agreements	16,000	--	16,000	--
Loss on impairment of investment	2,750	--	2,750	--
Other‚ net	(50)	(12)	(125)	(217)

Total other expense‚ net	23,128	15,382	34,789	33,115

Income (loss) from continuing operations before provision
for (benefit from) income taxes‚ extraordinary item
and cumulative effect of change in accounting principle	7,281	(4,114)	9,790	(23,225)
Provision for (benefit from) income taxes	4,220	(4,086)	5,239	(1,786)
Income (loss) from continuing operations before extraordinary
item and cummulative effect of change in accounting principle	3,061	(28)	4,551	(21,439)

Income from discontinued operations‚ net of tax	(276)	--	(276)	--
Extraordinary item - loss on early extinguishment of
debt‚ net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--		30,689	--

Net loss	$ 1,740	$ (4,438)	$ (27,459)	$ (25,849)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30‚

	2002	2001

Net cash provided by operating activities	$ 9,926	$ 2,460

INVESTING ACTIVITIES:
Capital expenditures	(18,392)	(7,786)
Proceeds from sale of broadcast license	2,500	--
Deposit received on assets held for sale	5,000	--
Other investments	--	(3,736)
Investment in Banks Broadcasting‚ Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television
and contributed by LIN TV Corp.	6,864	--
Capital distributions from equity investments	611	6,419
Payments for business combinations	(10,608)	--
Local marketing agreement expenditures	(500)	--
Proceeds from redemption of SSG preferred units	60,819	--

Net cash (used in) provided by investing activities	45,194	(6,603)

FINANCING ACTIVITIES:
Redemption of Sunrise Television preferred stock	(10,829)	--
Proceeds from long-term debt	--	204,705
Proceeds from stock option exercises	430	--
Capital contribution from LIN Holdings	--	71,450
Capital contribution from LIN TV Corp. of net
proceeds from initial public offering	399,853	--
Net (payments) proceeds from revolver debt	(10,000)	13,000
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt		(4,500)

Net cash provided by financing activities	74,529	46,266

Net increase in cash and cash equivalents	129,649	42,123
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 146,885	$ 49,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation:

     LIN Television Corporation ("LIN Television") is a television station group operator in the United States and Puerto Rico. LIN Television is a subsidiary of LIN Holdings Corp.. LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

      All of LIN Television's direct and indirect consolidated subsidiaries fully and unconditionally guarantee LIN Television's Senior Credit Facilities, Senior Notes and Senior Subordinated Notes on a joint and several basis.

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2001 in its annual Form 10-K, which included all such information and disclosures.

      In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 — Initial Public Offering:

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed its initial public offering ("IPO"), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to LIN TV Corp.'s subsidiary, LIN Television, through a capital contribution. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise Television Corp., repay all of the outstanding indebtedness under the Company's senior credit facilities, redeem all of the preferred stock of Sunrise Television Corp., pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     The Company used a portion of the IPO proceeds to repay debt of $330.0 million. This included the repayment of the Company's senior credit facilities of $197.3 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt which was recorded at fair market value of $163.4 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company's class B common stock. The Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million shares of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment of $10.9 million to redeem the balance of Sunrise' preferred stock held by another investor.

Note 3 — Business Combinations and Disposals:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of LIN TV Corp.'s initial public offering ("IPO"), the Company acquired all of the common stock of Sunrise Television Corp. ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise's common stock and options. The Company has accounted for this transaction under the purchase method of accounting. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price among by acquired assets is subject to refinement.

     In conjunction with the acquisition of Sunrise Television, the Company sold to Smith Television of North Dakota, Inc. ("Smith Television") the broadcast licenses of the Sunrise's Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the Dakota television stations. This agreement is contingent on the Smith Television closing on the Dakota television stations by August 31, 2002. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million and the Company retains the $5.0 million deposit. This reassignment right has been valued at the same fair value as the underlying broadcast licenses

     The Company recorded, as part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, LIN TV Corp. contributed its investment in Sunrise to LIN Television through a capital contribution.

     As an exhange of ownership of an entity under common control, Sunrise Television was included in the Company's results of operation beginning May 2, 2002, the date of the original acquisition. The following table sets forth pro forma information as a result of the Sunrise Television acquisition.

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 94,768	$ 86,325	$ 170,859	$ 153,574
Operating income (loss)	30,785	3,633	44,579	(7,126)
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting principle	(11,415)	(19,423)	(46,957)	1,082
(Loss) income from discontinued operations‚ net of tax provision of $148	(346)	(68)	(664)	1,200
Extraordinary item - loss on early extinguishment of debt‚
net of tax benefit (2002: $860; 2001: $2‚400)	1,597	4,410	1,597	4,410
Cumulative effect of change in accounting principle‚
net of tax benefit of $16‚525	--	--	30,689	--

Net loss	$ (12,666)	$ (23,765)	$ (78,579)	$ (4,528)

Basic and diluted (loss) income per common share:
Loss from continuing operations before extraordinary
item and cumulative effect of change in accounting
principle	$ (0.27)	$ (0.74)	$ (1.39)	$ 0.04
(Loss) income from discontinued operations‚ net of tax	(0.01)	--	(0.02)	0.05
Extraordinary item‚ net of tax	0.04	0.17	0.05	0.17
Cumulative effect of change in accounting principle‚ net of tax	--	--	0.91	--
Net loss	$ (0.30)	$ (0.91)	$ (2.33)	$ (0.17)

Weighted - average number of common shares
outstanding used in calculating basic and diluted
earnings per common share	41,680	26,150	33,684	26,150

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. The Company acquired the broadcast license of WCTX-TV during the second quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV, WVBT-TV, and WCTX-TV under local marketing agreements, since October 30, 1991, December 14, 1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

      The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	WCTX-TV	Sunrise Television

Acquisition date	January 29‚ 2002	January 31‚ 2002	April 30‚ 2002	May 2‚ 2002

Fair value of assets and liabilities acquired:
Other current assets	$ --	$ --	$ --	$ 23,132
Property and equipment	1,291	--	--	33,260
Broadcast licenses	1,556	3,022	4,739	169,781
Assets held for sale	--	--	--	37,850
Other long-term assets	--	--	--	4,830
Liabilities held for sale	--	--	--	(1,850)
Total other liabilities				(28,132)
Long-term debt	--	--	--	(163,447)
Preferred stock	--	--	--	(65,169)

Total purchase price‚ including direct acquisition expenses	$ 2,847	$ 3,022	$ 4,739	$ 10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at June 30, 2002 and December 31, 2001 (in thousands):

	June 30‚ 2002	December 31‚ 2001

NBC joint venture	$ 59,897	$ 56,259
WAND (TV) Partnership	13,546	13,458
Banks Broadcasting‚ Inc.	13,694	12,877

	87,137	82,594
Southwest Sports Group	--	56,000

	$ 87,137	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $611,000 from the joint venture in the three and six-month periods ended June 30, 2002. The Company received distributions of $1.6 million and $6.4 million for the same periods in the prior year. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 45,470	$ 41,454	$ 85,712	$ 76,470
Operating income	28,248	17,932	51,924	36,718
Net income (loss)	13,368	1,800	20,848	(3,776)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 10,280	$ 1,939
Non-current assets	257,443	248,118
Current liabilities	725	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $663,000 and $412,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,751	$ 1,720	$ 3,564	$ 3,302
Operating income	92	25	257	315
Net income (loss)	95	40	264	(123)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,543	$ 4,141
Non-current assets	34,073	34,104
Current liabilities	953	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $1.4 million and $539,000 as of June 30, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚

	2002	2001	2002	2001

Net revenues	$ 1,385	$ 1,054	$ 2,514	$ 2,125
Operating loss	(356)	(703)	(854)	(872)
Net loss	(234)	(452)	(565)	(798)

	June 30‚	December 31‚
	2002	2001

Current assets	$ 3,098	$ 2,969
Non-current assets	28,897	27,903
Current liabilities	2,128	2,481
Non-current liabilities	600	760
Redeemable preferred stock	298	298

     Southwest Sports Group Holdings, LLC.: On May 2, 2002, Southwest Sports Group Holdings, LLC ("SSG") redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

     Other Investments: The Company has recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company's initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	(167)	(1,125)

	$ 333	$ --

Unamortized Intangible Assets:
Broadcast licenses	$ 1,132,634	$ 1,002,978
Goodwill	596,859	589,485

	1,729,493	1,592,463

Total intangible assets	$ 1,729,826	$ 1,592,463

     Amortization expense was approximately $10.9 million and $21.7 million for the three and six months ended June 30, 2001 , respectively. There was approximately $167,000 of amortization expense recorded on the local marketing agreement ("LMA") purchase option for the three and six months ended June 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill was not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended June 30‚		Six Months Ended June 30‚
	2002	2001	2002	2001

Reported net loss	$ 1,740	$ (4,438)	$ (27,459)	$ (25,849)
Addback: goodwill amortization	--	2,649	--	5,301
Addback: intangible amortization	--	4,369	--	8,657

Adjusted net loss	$ 1,740	$ 2,580	$ (27,459)	$ (11,891)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at June 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at June 30, 2002 was a liability of $3.4 million. Other (income) expense for the three and six-month periods ended June 30, 2002 includes income of $1.0 million and $2.2 million, respectively, from the marking-to-market of these derivative instruments, compared to a loss of $119,000 and $2.0 million, respectively, for the same periods last year.

Note 7 —Debt:

     Debt consisted of the following (in thousands):

	June 30‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ --	$ 182,300
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚581 and $7‚165 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	203,419	202,835
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $399 and $432 at June 30‚ 2002 and December 31‚ 2001‚ respectively)	299,601	299,568
$2‚500‚ 7% STC Broadcasting Note due 2006	--	2,500
$7‚125‚ 10% Hicks Muse Note due 2003	7,125	--

Total debt	510,145	687,203

Less current portion	7,125	--

Total long-term debt	$ 503,020	$ 687,203

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $191.9 million of committed facilities, with the flexibility to increase the revolving portion to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements. The Company paid $655,000 in fees in connection with the amendment.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the period ended June 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise Television acquisition, the fair market value of the Sunrise debt of $163.4 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company's class B common stock. On May 8, 2002, the Company repaid the balance of $130.1 million of the remaining Sunrise debt. In addition, the Company exchanged $54.3 million of preferred stock held by affiliates of Hicks Muse for shares of the Company's class B common stock and made a cash payment to redeem the balance of $10.8 million of preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent. The Company agrees to pay Hicks Muse Partners the principal balance of this note, together with all accrued and unpaid interest, on May 8, 2003, the maturity date.

Note 8 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee was adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee was adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event could the annual fee be less than $1.0 million. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The final payment under the Hicks Muse monitoring and oversight agreement was approximately $54,000 for the three-months ended June 30, 2002. The fee for the six months ended June 30, 2002 was approximately $368,000. The fees for the three and six months ended June 30, 2001 were approximately $314,000 and $626,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended June 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company's class B common stock at a price of $0.01 valued at $2.7 million.

Note 9 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liablities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against certain of its deferred tax assets. This entry has no impact on the Company's cash flows.

Note 10 — Assets Held for Sale:

     In conjunction with the acquisition of Sunrise Television, the Company entered into an agreement with Smith Television of North Dakota, Inc. in which the Company sold the broadcast license for the television stations of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million. The Company has agreed to sell substantially all of the remaining assets of the stations for $35.0 million. The transaction would transfer ownership of KVLY-TV and KFYR-TV and its satellite stations to Smith Television of North Dakota, Inc. for total consideration of approximately $36.0 million in cash less the $1.0 million paid for the broadcast licenses and other advances noted below. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of June 30, 2002. As of June 30, 2002, the Company has received a deposit of $5.0 million from Smith Television, which the Company has recorded in other current liabilities. The remaining balance is expected to be settled by the end of the third quarter of 2002. The Company has recognized approximately $276,000 of income, net of a tax provision of $148,200, in discontinued operations. Included in the net income of discontinued operations is revenue for these stations of approximately $2.5 million. If Smith Television does not close by August 31, 2002, Smith Television must reassign the broadcast licenses to the Company, subject to regulatory approval, for the amount of $1.0 million. The carrying amounts of the assets and liabilities of the North Dakota television stations, as of June 30, 2002, are as follows:

ASSETS
Accounts receivable	$ 2,469
Program rights	1,131
Other assets	303
Property and equipment‚ net	20,686
Intangible assets‚ net	13,355

Total Assets held for sale	$ 37,944

LIABILITIES
Accounts payable	$ 235
Program obligations	1,133
Other accrued expenses	694

Total liabilities held for sale	$ 2,062

Net assets held for sale	$ 35,882

Note 12 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.