Form 10-Q
period 2002-09-30
LIN TV CORP; LIN TELEVISION CORP; LIN HOLDINGS CORP
filed 2002-11-15
CIK 1166789, 931058, 1062707

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

Commission file number: 001-31311

LIN TV Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 05-0501252 (I.R.S. Employer Identification No.)

Commission file number: 333-54003-06	Commission file number: 333-54003

LIN Holdings Corp. (Exact name of registrant as specified in its charter)	LIN Television Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 75-2733097 (I.R.S. Employer Identification No.)	Delaware (State or other jurisdiction of incorporation or organization) 13-3581627 (I.R.S. Employer Identification No.)

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at November 14, 2002: 26,221,948 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at November 14, 2002: 23,704,339 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at November 14, 2002: 2 shares.
LIN Holdings Corp. common stock, $0.01 par value, issued and outstanding at November 14, 2002: 1,000 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at November 14, 2002: 1,000 shares.

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-10.1 Severance Comp. Agrmnt. Gary R. Chapman
EX-10.2 Severance Comp. Agrmnt. Paul Karpowicz
EX-10.3 Severance Comp Agrmnt. Gregory M. Schmidt
EX-10.4 Severance Comp. Agrmnt. Deborah Jacobson
EX-10.5 Severance Comp. Agrmnt. Peter E. Maloney
EX-10.6 Severance Comp. Agrmnt. C. Robert Ogren Jr
EX-99.1 LIN TV Corp. Section 906 Certification
EX-99.2 LIN Holdings Corp. Sect. 906 Certification
EX-99.3 LIN Television Corporation 906 Cert.

Page

Part I. Financial Information
Item 1. Financial Statements

LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

See separate index for financial statements of LIN Holdings Corp. and LIN Television Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36

Part II. Other Information
Item 1. Legal Proceedings	37
Item 2. Changes in Securities and Use of Proceeds	37
Item 6. Exhibits and Reports on Form 8-K	39
Signature Page	40
Certifications	41

Item 1.  Financial Statements

LIN TV CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,982	$17,236
Investments	61,418	—
Accounts receivable, less allowance for doubtful accounts (2002 - $2,970; 2001 - $1,802)	63,349	58,256
Program rights	20,820	14,696
Other current assets	2,419	1,603

Total current assets	269,988	91,791
Property and equipment, net	207,072	163,051
Deferred financing costs	28,271	34,567
Equity investments	86,884	82,594
Investment in Southwest Sports Group, at cost plus accrued interest	—	56,000
Program rights	1,635	5,448
Intangible assets, net	1,726,165	1,592,463
Other assets	9,375	10,372

Total Assets	$2,329,390	$2,036,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$125,000	$—
Accounts payable	5,311	7,751
Accrued income taxes	6,116	5,481
Accrued interest expense	6,534	19,502
Accrued sales volume discount	3,787	3,820
Other accrued expenses	17,704	14,267
Program obligations	22,304	13,265

Total current liabilities	186,756	64,086
Long-term debt, excluding current portion	777,004	1,056,223
Deferred income taxes	508,345	495,717
Program obligations	6,145	5,523
Other liabilities	4,612	10,083

Total liabilities	1,482,862	1,631,632

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,221,948 shares at September 30, 2002 and 6,494,276 shares at December 31, 2001 issued and outstanding	262	65
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,704,339 shares at September 30, 2002 and 19,193,882 shares at December 31, 2001 issued and outstanding; convertible into an equal number of Class A or Class C common stock	237	192
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2002 and December 31, 2001 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Treasury Stock, at cost, 70,462 shares at September 30, 2002	(1)	—
Additional paid-in capital	1,063,148	561,597
Accumulated deficit	(217,118)	(157,200)

Total stockholders’ equity	846,528	404,654
Total liabilities and stockholders’ equity	$2,329,390	$2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$63,534	$245,315	$194,608
Operating costs and expenses:
Direct operating	26,563	20,223	70,101	60,817
Selling, general and administrative	20,972	15,398	57,754	47,390
Corporate	2,978	2,443	7,396	6,927
Amortization of program rights	5,604	5,568	15,756	16,367
Depreciation and amortization of intangible assets	7,812	17,129	20,731	50,444
Restructuring charge	931	—	931	—

Total operating costs and expenses	64,860	60,761	172,669	181,945

Operating income	28,067	2,773	72,646	12,663
Other (income) expense:
Interest expense	24,619	25,767	72,691	71,964
Investment income	(874)	(1,172)	(2,396)	(3,081)
Share of (income) loss in equity investments	(155)	1,933	(4,209)	3,187
(Gain) loss on derivative instruments	(2,854)	3,217	(5,036)	5,198
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	—	16,000	—
Loss on impairment of investment	—	—	2,750	—
Other, net	(12)	(78)	(137)	(295)

Total other expense, net	20,724	29,667	75,844	76,973

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle	7,343	(26,894)	(3,198)	(64,310)
Provision for (benefit from) income taxes	2,260	(7,366)	25,541	(15,418)

Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	5,083	(19,528)	(28,739)	(48,892)
Discontinued operations:
Loss (income) from discontinued operations, net of tax benefit of $81 and tax provision of $67 for the three and nine months ended September 30, 2002, respectively.	151	—	(125)	—
Gain from sale of discontinued operations, net of tax provision of $425	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax benefit (2002: $860; 2001: $2,400)	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	30,689	—

Net income (loss)	$5,914	$(19,528)	$(59,918)	$(53,302)

Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.10	$(0.76)	$(0.74)	$(1.90)
Income from discontinued operations, net of tax	0.02	—	0.03	—
Extraordinary item, net of tax	—	—	(0.04)	(0.17)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.78)	—
Net income (loss)	0.12	(0.76)	(1.53)	(2.07)
Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	49,847	25,688	39,099	25,688

Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.10	$(0.76)	$(0.74)	$(1.90)
Income from discontinued operations, net of tax	0.02	—	0.03	—
Extraordinary item, net of tax	—	—	(0.04)	(0.17)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.78)	—
Net income (loss)	0.12	(0.76)	(1.53)	(2.07)
Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	50,463	25,688	39,099	25,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Net cash provided by operating activities	$29,476	$15,010
INVESTING ACTIVITIES:
Capital expenditures	(26,106)	(11,389)
Proceeds from disposals of property and equipment	71	—
Proceeds from sale of broadcast license	2,500	—
Sale of North Dakota stations	36,000	—
Net purchase of short-term investments	(61,418)	—
Investment in Banks Broadcasting, Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television	6,864	—
Capital distributions from equity investments	1,019	6,582
Payments for business combinations	(10,640)	(40,881)
Local marketing agreement expenditures	(500)	—
Proceeds from redemption of SSG preferred units	60,819	—

Net cash provided by (used in) investing activities	7,509	(47,188)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	278,555
Proceeds from stock option exercises	787	122
Redemption of Sunrise Television preferred stock	(10,829)	—
Net proceeds from initial public offering of common stock	399,853	—
Net (payments) proceeds from (on) revolver debt	(10,000)	13,000
Principal payments on short-term debt	(7,125)	—
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt	—	(6,900)

Net cash provided by financing activities	67,761	46,388

Net increase in cash and cash equivalents	104,746	14,210
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$121,982	$22,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

     LIN TV Corp., together with its subsidiaries, including LIN Holdings Corp. (“LIN Holdings”) and LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).

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

     The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

     On May 1, 2002, the Company’s Board of Directors passed a resolution to create three classes of common stock, classes A, B and C, and to reclassify existing common stock. All references in the condensed consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this equity restructuring. Class A and class C common stock have voting rights, with each share of Class A common stock having one vote per share and the Class C common stock possessing 70% of the combined voting power of LIN TV Corp. Class B common stock has no voting rights. However, without the consent of a majority of the class B shares, the Company may not enter into certain corporate transactions. Affiliates of Hicks Muse hold all of the non-voting class B shares. The class B common stock is convertible into class A or class C common stock and class C shares are convertible into class A under certain conditions.

Note 2 — Initial Public Offering:

     Initial Public Offering: On May 2, 2002, the Company completed its initial public offering

(“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to the Company’s subsidiary, LIN Television, through a capital contribution.

     The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise Television Corp (“Sunrise”) which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002 and $7.3 million paid on August 23, 2002 to affiliates of Hicks Muse, and for general corporate purposes.

Note 3 — Business Combinations and Disposals:

     UHF television channel licenses: In August and September 2002, the Federal Communication Commission (“FCC”) auctioned licenses for channels in the 700 MHz UHF television band which are currently licensed in most parts of the country for analog television channels 54, 55, and 59, but which will be vacated by the current licensees upon the transition to digital television service. Subject to final FCC approvals, which the Company expects will be forthcoming in the fourth quarter of 2002, the Company submitted winning bids totaling $4.3 million and will obtain the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television. It is unclear precisely when this spectrum will be fully available. The Company recorded $3.4 million in other long-term assets for a payment made to the FCC for the right to participate in the auction.

     Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of the Company’s IPO, the Company acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company and one station that is operated by the Company under a local marketing agreement. The Company issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting.

     In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, when the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

     On May 8, 2002, the Company contributed its investment in Sunrise to LIN Television through a capital contribution.

     Sunrise was included in the Company’s results of operations beginning May 2, 2002, the date of acquisition. The following table sets forth pro forma information as if the Sunrise acquisition had occurred on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$77,036	$263,786	$230,610
Operating income	28,067	3,695	73,700	19,163
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	5,083	(22,246)	(41,874)	(6,478)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	151	899	(789)	2,099
Gain from sale of discontinued operations, net of tax	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax	—	—	30,689	—
Net income (loss)	5,914	(23,145)	(72,389)	(12,987)

Basic income (loss) per common share:
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$0.10	$(0.85)	$(1.07)	$(0.25)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)	0.05	(0.08)
Extraordinary item, net of tax	—	—	0.04	0.17
Cumulative effect of change in accounting principle, net of tax	—	—	0.78	—
Net income (loss)	0.12	(0.89)	(1.85)	(0.50)

Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	49,847	26,150	39,099	26,150

Diluted income (loss) per common share:
Income (loss) from continuing operations before discontinued Operations, extraordinary item and cumulative effect of change in accounting principle	$0.10	$(0.85)	$(1.07)	$(0.25)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)	0.05	(0.08)
Extraordinary item, net of tax	—	—	0.04	0.17
Cumulative effect of change in accounting principle, net of tax	—	—	0.78	—
Net income (loss)	0.12	(0.89)	(1.85)	(0.50)

Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	50,463	26,150	39,099	26,150

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

     The following table summarizes these acquisitions (in thousands):

				Sunrise
	WOTV-TV	WVBT-TV	WCTX-TV	Television

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002
Fair value of assets and liabilities acquired:
Other current assets	$—	$—	$—	$19,812
Property and equipment	1,291	—	—	36,988
Broadcast licenses	1,581	3,029	4,739	166,613
Assets held for sale	—	—	—	37,850
Other long-term assets	—	—	—	6,410
Liabilities held for sale	—	—	—	(1,850)
Total other liabilities	—	—	—	(24,361)
Long-term debt	—	—	—	(166,038)
Preferred stock	—	—	—	(65,169)

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of approximately $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

NBC joint venture	$60,781	$56,259
WAND (TV) Partnership	13,691	13,458
Banks Broadcasting, Inc.	12,412	12,877

	86,884	82,594
Southwest Sports Group	—	56,000

	$86,884	$138,594

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest.

The Company received distributions of $408,000 and $1.0 million from the joint venture in the three and nine months ended September 30, 2002, respectively. The Company received distributions of $163,000 and $6.6 million in the three and nine months ended September 30, 2001, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$39,968	$32,551	$125,680	$109,021
Operating income	22,692	8,569	74,616	36,894
Net income (loss)	6,344	(7,639)	27,192	(11,415)

	September 30,	December 31,
	2002	2001

Current assets	$26,257	$1,939
Non-current assets	262,302	248,118
Current liabilities	17,216	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $145,000 and $1.2 million as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$2,007	$1,419	$5,571	$4,721
Operating income (loss)	429	(395)	686	(533)
Net income (loss)	434	(440)	698	(563)

	September 30,	December 31,
	2002	2001

Current assets	$3,629	$4,141
Non-current assets	33,977	34,104
Current liabilities	534	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of

Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $1.1 million and $900,000 as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$1,198	$1,074	$3,712	$3,199
Operating loss	(414)	(982)	(1,268)	(1,854)
Net loss	(1,092)	(414)	(1,657)	(1,212)

	September 30, 2002	December 31, 2001

Current assets	$2,168	$2,969
Non-current assets	27,570	27,903
Current liabilities	1,799	2,481
Non-current liabilities	1,222	760
Redeemable preferred stock	298	298

     Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC (“SSG”) redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

     Other Investments: The Company, in second quarter of this year, recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company’s initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30, 2002	December 31, 2001

Amortized Intangible Assets:
LMA purchase options	$500	$1,125
Network affiliations	422	—
Income leases	393	—
Accumulated amortization	(408)	(1,125)

	907	—

Unamortized Intangible Assets:
Broadcast licenses	1,129,496	1,002,978
Goodwill	595,762	589,485

	1,725,258	1,592,463

Total intangible assets	$1,726,165	$1,592,463

     Amortization expense was approximately $11.8 million and $33.4 million for the three and nine months ended September 30, 2001, respectively. There was approximately $167,000 and $333,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and nine months ended September 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002. The Company has recorded approximately $80,000 of amortization expense on network affiliation agreements and favorable income leases. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

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

     The following table shows, on a pro forma basis, what the Company’s net income (loss) and net income (loss) per common share would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$5,914	$(19,528)	$(59,918)	$(53,302)
Addback: goodwill amortization, net of tax	—	2,997	—	8,298
Addback: intangible amortization, net of tax	—	4,660	—	13,317

Adjusted net income (loss)	$5,914	$(11,871)	$(59,918)	$(31,687)

Basic income (loss) per share:
Reported net income (loss)	$0.12	$(0.76)	$(1.53)	$(2.07)
Addback: goodwill amortization, net of tax	—	0.12	—	0.32
Addback: intangible amortization, net of tax	—	0.18	—	0.52
Adjusted net income (loss)	0.12	(0.46)	(1.53)	(1.23)

Diluted income (loss) per share:
Reported net income (loss)	$0.12	$(0.76)	$(1.53)	$(2.07)
Addback: goodwill amortization, net of tax	—	0.12	—	0.32
Addback: intangible amortization, net of tax	—	0.18	—	0.52
Adjusted net income (loss)	0.12	(0.46)	(1.53)	(1.23)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $55.0 million and $430.0 million at September 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at September 30, 2002 was a liability of approximately $516,000. Other (income) expense for the three and nine month periods ended September 30, 2002 includes income of $2.9 million and $5.0 million, respectively, from the marking-to market of these derivative instruments, compared to a loss of $3.2 million and $5.2 million, respectively, for the same periods last year.

Note 7 — Debt:

     Debt consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Senior Credit Facilities	$—	$182,300
$210,000, 8% Senior Notes due 2008 (net of discount of $6,289 and $7,165 at September 30, 2002 and December 31, 2001, respectively)	203,711	202,835
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $381 and $432 at September 30, 2002 and December 31, 2001, respectively)	299,619	299,568
$325,000, 10% Senior Discount Notes due 2008 (net of discount of $12,936 and $34,935 at September 30, 2002 and December 31, 2001, respectively)	312,064	290,065
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $13,390 and $21,045 at September 30, 2002 and December 31, 2001, respectively)	86,610	78,955
$2,500, 7% STC Broadcasting Note due 2006	—	2,500

Total debt	902,004	1,056,223
Less current portion	(125,000)	—

Total long-term debt	$777,004	$1,056,223

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

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the nine months ended September 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise acquisition, the fair value of the Sunrise debt and accrued interest and premiums of $166.0 million. On May 2, 2002, the Company exchanged a portion of this debt and accrued interest and premiums, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company’s class B common stock. On May 8, 2002, the Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note maturing on May 8, 2003, in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent. On August 23, 2002, the Company repaid the principal balance of the Hicks Muse Partners promissory note, including all accrued and unpaid interest, totaling $7.3 million.

Note 8 — Earnings per Share:

      Basic and diluted (income) loss per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic (income) loss per common share is computed by dividing net (income) loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted income per common share is computed by dividing (i) income attributable to common shareholders by (ii) the weighted average basic shares outstanding plus the additional shares that would be issued assuming that all dilutive stock options are exercised using a treasury stock method. In accordance with SFAS No.128, options to purchase 3,010,363 and 1,807,825 shares of common stock, and phantom units exercisable into 675,530 and 680,673 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, because the effect of their inclusion would have been anti-dilutive. This results in diluted net loss per common share equal to basic net loss per common share for those periods.

Note 9 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the nine months ended September 30, 2002 was approximately $368,000. The fees for the three and nine months ended September 30, 2001 were approximately $313,000 and $939,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

     Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended September 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million. On August 23, 2002, the Company repaid Hicks Muse Partners the balance of this note including all accrued and unpaid interest, an amount totaling $7.3 million.

Note 10 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the quarter ended March 31, 2002 the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company’s cash flows.

Note 11 — Restructuring Charge:

     The Company’s 2002 operating budget included a plan to reduce station headcount by approximately 10% or 174 employees (full-time equivalent employees) as a result of centralizing the master control transmission facilities, adding automation to the production of locally produced news programming and other general reductions. This reduction in headcount was offset by additions in headcount due to the acquisition of the Sunrise television stations, the acquisition of WNLO-TV and the staffing of the master control hubbing centers in Indianapolis, Indiana and Springfield, Massachusetts.

     As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $931,000 for severance pay and benefits relating to the termination of 80 employees (full time equivalent employees) in the master control, sales support and business office areas in the quarter ended September 30, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company has paid approximately $312,000 for severance pay and benefits through September 30, 2002 and expects to pay the balance during the fourth quarter of 2002 and the first quarter of 2003.

Note 12 — Discontinued Operations:

      On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold to Smith Television, the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The loss of $151,000 from discontinued operations for the three months ended September 30, 2002, the income of $125,000 from discontinued operations for the nine months ended September 30, 2002 and the gain of $982,000 on the sale of discontinued operations, net of tax, have been excluded from continuing operations and included in discontinued operations.

Note 13 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our leverage;

•	effects of complying with new accounting standards;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;
and

•	changes in general economic conditions in the markets in which we compete.

     Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business

     We are a leading pure-play television company broadcasting in the United States of America and Puerto Rico. Our stations cover approximately 6.8% of U.S. television households and all of the 1.2 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators. Since all of the Company’s business operations are conducted through LIN Television, the results of operations of each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation are the same in all material respects other than with respect to interest expense, provisions for income tax and net income. Accordingly, the discussion below applies to each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation, except as otherwise specified.

Our Stations

     The following table lists the stations that we either operate or have an equity investment in:

Market	DMA	Station	Affiliation	Channel	Status (2)	% of DMA TV
	Rank(1)					HH(1)

LIN Television Stations

Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%

Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O	0.92%

		WCTX-TV	UPN	59	O&O

Grand Rapids-Kalamazoo BattleCreek, MI	38	WOOD-TV	NBC	8	O&O	0.67%

		WOTV-TV	ABC	41	O&O

		WXSP-CA	UPN	Various	O&O

Norfolk -Portsmouth-Newport News, VA	41	WAVY-TV	NBC	10	O&O	0.64%

		WVBT-TV	FOX	43	O&O

Buffalo, NY	44	WIVB-TV	CBS	4	O&O	0.60%

		WLNO-TV	IND	23	O&O

Providence,RI -New Bedford, Ma	49	WPRI-TV	CBS	12	O&O	0.57%

		WNAC-TV	FOX	64	LMA

Austin, TX	54	KXAN-TV	NBC	36	O&O	0.52%

		KNVA-TV	WB	54	LMA

		KBVO-CA	Telefutra	Various	O&O

Dayton, OH	58	WDTN-TV	ABC	2	O&O	0.48%

Flint-Saginaw-BayCity, MI	64	WEYI-TV	NBC	25	O&O	0.44%

Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.41%

Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%

Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%

Abilene-Sweetwater, TX	163	KRBC-TV	NBC	9	O&O	0.11%

Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%

Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%

San Angelo, TX	196	KACB-TV	NBC	3	O&O	0.05%

San Juan, PR	—	WAPA-TV	IND	4	O&O

		WJPX-TV	IND	24	O&O

Operated by WAND (TV) Partnership

Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.35%

Operated by Banks Broadcasting, Inc.

Wichita, KS	66	KWCV-TV	WB	33	JV	0.42%

Boise, ID	124	KNIN-TV	UPN	9	JV	0.20%

Operated Under NBC Joint Venture

Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV	2.06%

San Diego, CA	26	KNSD-TV	NBC	39	JV	0.94%

1.	DMA rank and percentage of DMA TV households, or DMA TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2002-2003 Broadcast Season, September 21, 2002.

2.	“O&O” indicates stations LIN Television own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

     We hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, and KNIN-TV, a UPN affiliate in Boise. In addition, we provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids and WPXV-TV in Norfolk, which are owned by Paxson Communications Corporation.

     We have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The NBC joint venture owns KXAS-TV, the Dallas NBC affiliate, and KNSD-TV, the San Diego NBC affiliate. NBC operates these stations pursuant to a management agreement and has managerial control over the joint venture.

     We have a 33.33% interest in WAND(TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, IL.

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses and assets in 2002:

•	UHF television channel licenses: In August and September 2002, the FCC auctioned licenses for channels in the 700 MHz UHF television band which are currently licensed in most parts of the country for analog television channels 54, 55, and 59, but which will be vacated by the current licensees upon the transition to digital television service. Subject to final FCC approvals, which we expect will be forthcoming in the fourth quarter of 2002, we submitted winning bids totaling $4.3 million and obtained the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television. It is unclear precisely when this spectrum will be fully available. We recorded $3.4 million in other long-term assets for a payment made to the FCC for the right to participate in the auction.

•	KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV: On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), we sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million with retaining the other operating assets and the cash flows provided by the North Dakota television stations. We completed the transaction on August 23, 2002 receiving an additional $35.0 million for the remaining assets of the North Dakota stations. These television stations are accounted for as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

•	Sunrise Television: On May 2, 2002, concurrent with the consummation of our initial public offering, we acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, six of which are now owned and operated by us and one station that is operated by us under a local marketing agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. Prior to the acquisition, affiliates of Hicks Muse held Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of $87.6 million as of May 2, 2002, and exchanged these obligations for 3,736,000 shares of our class B common stock on May 2, 2002. We used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. We accounted for this transaction under the purchase method of accounting.

•	WCTX-TV: On April 26, 2002, we acquired the broadcast license and operating assets of WCTX-TV from KW-TV, Inc. The total purchase price, including transaction costs, was approximately $4.7 million, and was funded by operating funds.

•	WVBT-TV: On January 31, 2002, we acquired the broadcast license and operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by operating funds.

•	WOTV-TV: On January 29, 2002, we acquired the broadcast license and operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.8 million, and was funded by operating funds.

•	WNAC-TV: On June 24, 2001, we acquired the broadcast license and certain related assets of WNAC-TV from STC Broadcasting, Inc. The total purchase price, including transaction costs, was approximately $2.5 million, and was funded by operating funds. WNAC-TV was subsequently sold to Super Towers, Inc. on April 22, 2002.

Results of Operations

     Set forth below are the significant factors that contributed to our operating results for the three and nine months ended September 30, 2002 and 2001, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisition of Sunrise in the second quarter of 2002. WNLO-TV, WCTX-TV, WVBT-TV and WOTV-TV were operated under local marketing agreements prior to their acquisition by us and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$63,534	$245,315	$194,608
Operating costs and expenses:
Direct operating	26,563	20,223	70,101	60,817
Selling, general and administrative	20,972	15,398	57,754	47,390
Corporate	2,978	2,443	7,396	6,927
Amortization of program rights	5,604	5,568	15,756	16,367
Depreciation and amortization of intangible assets	7,812	17,129	20,731	50,444
Restructuring charge	931	—	931	—

Total operating costs and expenses	64,860	60,761	172,669	181,945

Operating income	$28,067	$2,773	$72,646	$12,663

     Net revenues consist primarily of national and local advertising time sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues and rental income.

     Net revenues for the three and nine months ended September 30, 2002 increased approximately 46.3% to $92.9 million and 26.1% to $245.3 million, respectively, compared to net revenue of $63.5 million and $194.6 million, respectively, for the same periods last year. The increase is due to an increase in political revenue of approximately $6.5 million and $7.8 million and a general improvement in the advertising market of approximately $8.8 million and $18.0 million for the three and nine months ended September 30, 2002, respectively. Included in these increases are the results of the Sunrise acquisition of an additional $15.6 million and $25.8 million of net revenue for the three and nine months ended September 30, 2002.

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs, for the three and nine months ended September 30, 2002 increased 31.4% to $26.6 million and 15.3% to $70.1 million, respectively, compared to direct operating expenses of $20.2 million and $60.8 million for the same periods last year. The increase is primarily due to the Sunrise acquisition resulting in an additional $5.0 million and $7.6 million of direct operating expenses for the three and nine months ended September 30, 2002.

     Selling, general and administrative expenses, consisting primarily of selling costs, sales commissions, general and administrative costs, employee benefit costs, advertising and promotional expenses, for the three and nine months ended September 30, 2002 increased 36.2% to

$21.0 million and 21.9% to $57.8 million, respectively, compared to selling, general and administrative expenses of $15.4 million and $47.4 million for the same periods last year. The increase is primarily due to the Sunrise acquisition resulting in an additional $4.3 million and $7.1 million of selling, general and administrative expenses for the three and nine months ended September 30, 2002.

     Corporate expenses, representing costs associated with the centralized management of our stations, for the three and nine months ended September 30, 2002 increased 21.9% to $3.0 million and 6.8% to $7.4 million, respectively, compared to corporate expenses of $2.4 million and $6.9 million for the same period last year. The increase for the three-month period ending September 30, 2002 is primarily due to increased employee benefit costs of $466,000, salary costs of $154,000 and director fees of $106,000 offset by the elimination of the Hicks Muse monitoring and oversight fees of $313,000. The increase for the nine-month period ending September 30, 2002 is primarily due to increased employee benefit costs of $660,000, salary costs of $433,000 and director fees of $128,000 offset by the elimination of the Hicks Muse monitoring and oversight fees of $572,000.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights remained relatively flat at $5.6 million for the three months ended September 30, 2002. Amortization of program rights decreased 3.7% to $15.8 for the nine months ended September 30, 2002, compared to $16.4 million for the same period last year. The decrease is due to lower program costs of approximately $2.6 million at WAPA-TV offset by an increase of $2.1 million due to the Sunrise acquisition.

     Depreciation and amortization of intangible assets for the three and nine months ended September 30, 2002 decreased 54.4% to $7.8 million and 58.9% to $20.7 million, respectively, compared to depreciation and amortization of intangible assets of $17.1 million and $50.4 million for the same periods last year. This decrease was principally due to the discontinuance of the amortization of goodwill and broadcast licenses, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and the replacement of such amortization by periodic impairment testing.

     Our 2002 operating budget included a plan to reduce station headcount by approximately 10% or 174 employees (full-time equivalent employees) as a result of centralizing the master control transmission facilities, adding automation to the production of locally produced news programming and other general reductions. This reduction in headcount was offset by additions in headcount due to the acquisition of the Sunrise television stations, the acquisition of WNLO-TV and the staffing of the two master control hubbing centers in Indianapolis, Indiana and Springfield, Massachusetts.

     As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge of approximately $931,000 for severance pay and benefits relating to the termination of 80 employees (full time equivalent employees) in the master control, sales support and business office areas in the quarter ended September 30, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. We paid approximately $312,000 for severance pay and benefits through September 30, 2002 and expects to pay the balance during the fourth quarter 2002 and the first quarter of 2003.

Other (Income) Expenses

     Interest expense for LIN TV Corp. and LIN Holdings decreased 4.5% to $24.6 million for the three-months ended September 30, 2002, from $25.8 million for the same period in the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering. Interest expense remained relatively flat at $72.7 million for the nine months ended September 30, 2002 compared to $72.0 million for the same period last year. Interest expense for LIN Television decreased 13.5% to $14.1 million and 13.4% to $41.8 million for the three and nine months ended September 30, 2002, respectively, from $16.3 million and $48.3 million for the same periods in the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering.

     Investment income decreased 25.4% to $874,000 and 22.2% to $2.4 million for the three and nine months ended September 30, 2002, respectively, from $1.2 million and $3.1 million for the same periods in the prior year as a result of the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 2, 2002. The loss of this income was offset by a one-time gain of $3.8 million on redemption.

     Share of income (loss) in equity investments increased to income of $155,000 and $4.2 million for the three and nine months ended September 30, 2002, respectively, from a loss of $1.9 million and $3.2 million for the same periods in the prior year. This increase was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     Gain or loss on derivative instruments, derived from the marking-to-market of interest rate collar, cap and swap arrangements for the three and nine months ended September 30, 2002, increased to a gain of $2.9 million and $5.0 million, respectively, from a loss of $3.2 million and $5.2 million for the same periods last year. This increase was due to fluctuations in market interest rates.

     We recorded a loss of $2.8 million in other expenses on an investment in an internet company in the second quarter of 2002. This amount reflects an impairment of our initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

     We recorded a $16.0 million expense in the second quarter of 2002 related to the termination of the monitoring and oversight agreement with Hicks Muse Partners and the amendment of the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees.

Provision for (Benefit from) Income Taxes

     LIN TV Corp’s and LIN Holdings’ provision for income taxes for the three-month period ended September 30, 2002 increased to approximately $2.3 million compared to a benefit of $7.4 million for the same period last year. The provision for income taxes for the nine-month period ended September 30, 2002 increased to approximately $25.5 million compared to a benefit of $15.4 million for the same period last year. The change for the three-month period ended September 30, 2002 is primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period. The change for the nine-month period ended September 30, 2002 was primarily due to our recording a non-cash charge of approximately $19.9 million to establish a valuation allowance against our deferred tax assets during the quarter ended March 31, 2002. In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by us. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. and LIN Holdings used a discrete provision for the three and nine-month period ended September 30, 2002 in order to more accurately calculate their effective tax rate.

     LIN Television Corporation’s provision for income taxes for the three and nine-month periods ended September 30, 2002 is approximately $6.6 million and $11.8 million, respectively, compared to a benefit of approximately $4.9 million and $6.7 million for the same periods last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from the prior periods not impacting the current periods because of the adoption of SFAS No. 142. LIN Television used a discrete provision for the three and nine-month period ended September 30, 2002 in order to more accurately calculate its effective tax rate.

Broadcast Cash Flow

     Broadcast cash flow, which is defined as adjusted EBITDA (as defined below) plus cash corporate expenses less capital distributions from equity investments, increased by 77.8% to $39.2 million and 43.2% to $99.7 million for the three and nine months ended September 30, 2002, from $22.0 million and $69.7 million for the same periods in the prior year. The increase is due to higher revenues as discussed above.

Adjusted EBITDA

     Adjusted EBITDA, which is defined as operating income plus amortization of program rights, depreciation and amortization of intangible assets, capital distributions from equity investments and non-cash expenses (credits) less program payments, increased 86.9% to $36.5 million and 35.2% to $92.8 million for the three and nine months ended September 30, 2002, compared to $19.5 million and $68.7 million for the same periods last year.

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

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At September 30, 2002, we had cash and cash equivalents of $122.0 million, short-term investments of $61.4 million and $191.9 million of committed credit facilities, with the flexibility to increase the revolving portion of our senior credit facilities to up to $235.0 million.

     Net cash provided by operating activities was $29.5 million and $15.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was principally due to increased net revenues as noted above.

     Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $47.2 million for the nine months ended September 30, 2001. The change was primarily due to $60.8 million in proceeds from the redemption of our Southwest Sports Group preferred units, and $36.0 million in proceeds from the sale of KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV, offset by the purchase of $61.4 million of short-term investments, a decrease of $30.2 million in payments for business combinations, and a reduction of $5.6 million in capital distributions from equity investments for the period ended September 30, 2002.

     Our capital expenditures primarily include building improvements, broadcasting equipment,

studio equipment, vehicles and office equipment that improve the efficiency and quality of our television broadcasting operations. Our capital expenditures were $26.1 million for the nine months ended September 30, 2002, compared to $11.4 million for the same period last year. The increase is primarily due to our conversion to digital television. We expect that we will make capital expenditures of approximately $35.0 to $40.0 million, including the capital requirements of the acquired Sunrise stations, for the year ended December 31, 2002.

     Net cash provided by financing activities was $67.8 million and $46.4 million for the nine months ended September 30, 2002 and 2001, respectively. The change was primarily due to $399.9 million in net proceeds from the initial public offering of common stock, partially offset by an increase in principal payments on long-term debt of approximately $66.5 million, redemption of Sunrise preferred stock of approximately $10.9 million, and a reduction of $278.6 million in proceeds from long-term debt from period to period.

     We used a portion of the initial public offering proceeds to repay debt and accrued interest and premiums of $325.0 million. This included the repayment of our senior credit facilities of $192.3 million. In addition, we used a portion of the IPO proceeds to repay the Sunrise debt and accrued interest and premiums which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of our class B common stock. We repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, we exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for shares of our class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

     Sources of Liquidity

     We generally rely on cash on hand and cash from operations, as well as cash from other financing sources, to satisfy our working capital, debt, capital expenditure and other contractual obligation requirements.

     On May 2, 2002, we completed an initial public offering (“IPO”) of 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to us totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units of $60.8 million were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of STC Broadcasting, repay all of the outstanding indebtedness under our senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     The following table sets forth our estimated material cash contractual obligations, as well as planned capital expenditures and debt repayments, based on amounts as of September 30, 2002 (in thousands):

	Fourth Quarter 2002	2003-2005	2006-2007	Thereafter	Total

Principal payments and mandatory redemptions on LIN TV debt	—	125,000	—	810,000	935,000
Cash interest on debt	10,661	209,349	143,850	9,888	373,748
Capital expenditures (1)	12,482	—	—	—	12,482
Program payments	5,934	40,874	1,469	684	48,961
Operating leases	361	2,556	754	2,270	5,941
Local marketing agreement payments	912	—	—	—	912
UHF television channel licenses	900	—	—	—	900

Total	$31,250	$377,779	$146,073	$822,842	$1,377,944

1)     Our annual capital expenditures may fluctuate as a result of a number of factors, including factors such as FCC regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2002.

We plan to use cash on hand and from operations, as well as liquidations of short-term investments, to fund the mandatory redemption of approximately $125.0 million principal amount of our senior discount notes in 2003. The remaining $810.0 million aggregate principal amount of senior notes, senior discount notes and senior subordinated notes will be due in 2008.

Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities together with refinancing of our indebtedness, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments through at least the next twelve months.

Factors That May Affect Future Results

Risks Associated with Business Activities

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	the availability of high profile sporting events, such as the Olympics, the Super Bowl and NCAA Men’s Basketball Tournament;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets.

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

As of September 30, 2002, LIN TV Corp. and LIN Holdings Corp. had approximately $902.0 million of consolidated indebtedness and approximately $846.5 million of consolidated stockholders’ equity. LIN Television Corporation had approximately $503.3 million of consolidated indebtedness and approximately $1.2 billion of consolidated stockholders’ equity as of such date. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rates on certain of our borrowings, including amounts borrowed under our senior credit facilities, vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

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

LIN TV Corp. and LIN Holdings Corp. each have had net losses of $61.7 million, $34.2 million and $34.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of September 30, 2002, LIN TV Corp. and LIN Holdings Corp. each had an accumulated deficit of $217.1 million. We may not be able to achieve or maintain profitability.

LIN Television has had net losses of $39.7 million, $17.5 million and $18.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of September 30, 2002, LIN Television had an accumulated deficit of $102.5 million. We cannot assure you that LIN Television will be able to achieve or maintain profitability.

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

Approximately $1.7 billion, or 74.1%, of our total assets as of September 30, 2002, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification under limited circumstances of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of identifiable intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Pursuant to SFAS No. 142, we have completed a transitional test of our goodwill and broadcast licenses for impairment and recorded an impairment charge of $47.2 million as a cumulative effect of an accounting change during the first quarter of 2002. In addition, we have established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity.

We intend to pursue a growth strategy through acquisitions of television stations, which could pose certain risks and increase our leverage.

We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Inherent in any future acquisitions are certain risks, such as increasing leverage and debt service requirements and combining company cultures and facilities that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.

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

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee, will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market.

Affiliates of Hicks Muse currently beneficially own approximately 23,704,339 shares of our class B common stock, which represents approximately 47.5% of our capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of our class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either our class A common stock or class C common stock, under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in the Company into a majority of its voting power, thereby reducing your voting power.

Hicks Muse and its affiliates will have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 47.5% of our voting equity interests and will effectively have the ability to elect our entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

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

Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of our directors, together own all of our class C common stock and therefore possess 70% of the Company’s combined voting power. Accordingly, Messrs. Carson and Fojtasek have the power to elect our entire board of directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse or its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, are highly competitive and are undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

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

The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash payments from networks, although in some circumstances, we make cash payments to networks.

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

General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect; our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against us to collect any deficiency, including by foreclosing on our stock and our subsidiaries, which could trigger the change of control provisions under LIN TV Corp.’s existing indebtedness.

Annual cash interest payments on the note are approximately $66.3 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and we utilized the proceeds of the note to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation or the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to us pursuant to a guarantee.

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

Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation, which became effective in November 2002, is subject to judicial review and is currently being challenged in the courts. Unless overturned, this legislation could have an adverse effect on us by decreasing advertising revenue in connection with political campaigns. The same would be true if certain election reform proposals, which would require deeper discounts of time sold to political candidates, are enacted.

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

In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC’s ownership rules, including the 35% national cap, the duopoly rule and the prohibition on ownership of a cable system and broadcast station in the same local market to be arbitrary and capricious. Petitions for reconsideration are still pending in one of the cases and the other decision may yet be appealed to the Unites States Supreme Court. The FCC has announced its intention to revisit all of its major media ownership rules, including the network cap and duopoly, in an omnibus proceeding to be initiated in the first quarter of 2003 and is in the process of conducting and releasing for comment various empirical studies concerning media concentration. Pending the resolution of these proceedings and possible further FCC review, the 35% ownership rule and the duopoly rule will remain in place. We cannot predict the ultimate outcome of these proceedings. Relaxation of the duopoly rule may permit either co-ownership of our local marketing agreement stations or indefinite continuation of the local marketing agreements as well as the creation of dual-station combinations in other markets. Relaxation of the other rules would create the prospect of attractive cross-media combinations. But these changes could also create additional competition for us from competitors such as national broadcast networks, large station groups, cable operators or newspaper owners who are better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific local markets.

Changes in technology may impact our long-term success and ability to compete.

The FCC has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States. Our conversion to digital television requires additional capital expenditures, which we anticipate will be $11.0 million in 2002, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible; however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services.

Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have been exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was no outstanding balance as of September 30, 2002 under our senior credit facilities.

We use derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize our interest rate risk.

We use interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $55.0 million and $430.0 million at September 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with our variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at September 30, 2002 was a liability of $520,000. Other (income) expense for the three and nine months ended September 30, 2002 includes income of $2.9 million and $5.0 million, respectively, from the marking-to-market of these derivative instruments. We do not use derivative instruments for speculative or trading purposes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and persons performing the functions of a chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II: Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

The effective date of our registration statement, filed on Form S-1 (Commission File No. 05-0501252) under the Securities Act of 1933, relating to our initial public offering of the Company’s class A common stock, was May 2, 2002. A total of 19,550,000 shares were sold in the offering for an aggregate amount of $430.1 million. The managing underwriters for this offering were Deutsche Bank Securities Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated.

The initial public offering was completed on May 3, 2002. The offering price was $22.00 per common share, or gross proceeds of $430.1 million. The underwriting discounts and commissions and other expenses totaled approximately $30.2 million for net proceeds of $399.9 million.

Net proceeds from our initial public offering were approximately $399.9 million. We have, or intend to, use the net proceeds from this offering, together with other available funds from the other transactions, as described in the table below, which reflects amounts as of September 30, 2002.

Cash Sources

(in millions)
Gross proceeds of the initial public offering	$430.1
Proceeds from redemption of Southwest Sports Group preferred units	60.8	(a)

Total	$490.9

Cash Uses
LIN TV Corp.:
Senior credit facilities	$192.3
Sunrise/STC Broadcasting:
Senior credit facilities	21.2
11% senior subordinates notes due 2007	108.0	(b)
14% senior subordinates notes due 2008	3.5	(c)
14% redeemable preferred stock	10.8	(d)
Discounts, commissions and other expenses	30.2
Cash payments to Hicks Muse affiliates	13.5	(e)
Cash and cash equivalents to be used for general corporate purposes	111.4

Total	$490.9

a)	Includes $10.8 million of accumulated interest on Southwest Sports Group preferred units through May 8, 2002, the redemption date.

b)	Includes accretion and accrued interest of $8.0 million through May 8, 2002, the redemption date.

c)	Includes $2.5 million in principal redemption plus $1.0 million of accrued interest through May 8, 2002. Excludes $33.3 million of the Sunrise 14% senior subordinated notes, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

d)	Includes $5.0 million of principal redemption plus $5.8 million of accretion and accrued interest through May 8, 2002. Excludes $54.4 million of the STC Broadcasting 14% redeemable preferred stock, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock. Includes accretion and accrued interest through May 8, 2002, the redemption date.

e)	Includes a $6.2 million payment related to the amendment of our financial advisory agreement and the termination of our monitoring and oversight agreement with Hicks Muse Partners on May 8, 2002 and a $7.3 million payment on August 23, 2002 consisting of $7.1 million in principal and accrued interest of $200,000.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

10.1 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.

10.2 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.

10.3 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.

10.4 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson.

10.5 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.

10.6 —	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.

99.1 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated November 14, 2002.

99.2 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Holdings Corp., dated November 14, 2002.

99.3 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated November 14, 2002.

Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN HOLDINGS CORP.
LIN TELEVISION CORPORATION

Dated: November 14, 2002	By: /s/ William A. Cunningham

William A. Cunningham Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary R. Chapman
Dated: November 14, 2002	Gary R. Chapman
Chief Executive Officer

CERTIFICATIONS

I, William A. Cunningham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William A. Cunningham
Dated: November 14, 2002	William A. Cunningham
Vice President and Controller

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Deborah R. Jacobson
Dated: November 14, 2002	Deborah R. Jacobson Vice President of Corporate Development and Treasurer

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Maloney
Dated: November 14, 2002	Peter E. Maloney Vice President of Finance

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary R. Chapman
Dated: November 14, 2002	Gary R. Chapman Chief Executive Officer

CERTIFICATIONS

I, William A. Cunningham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William A. Cunningham
Dated: November 14, 2002	William A. Cunningham Vice President and Controller

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Deborah R. Jacobson
Dated: November 14, 2002	Deborah R. Jacobson Vice President of Corporate Development and Treasurer

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Maloney
Dated: November 14, 2002	Peter E. Maloney Vice President of Finance

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary R. Chapman
Dated: November 14, 2002	Gary R. Chapman Chief Executive Officer

CERTIFICATIONS

I, William A. Cunningham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William A. Cunningham
Dated: November 14, 2002	William A. Cunningham Vice President and Controller

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Deborah R. Jacobson
Dated: November 14, 2002	Deborah R. Jacobson Vice President of Corporate Development and Treasurer

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Maloney
Dated: November 14, 2002	Peter E. Maloney Vice President of Finance

Item 1. Financial Statements

LIN HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,982	$17,236
Investments	61,418	—
Accounts receivable, less allowance for doubtful accounts (2002 - $2,970; 2001 - $1,802)	63,349	58,256
Program rights	20,820	14,696
Other current assets	2,419	1,603

Total current assets	269,988	91,791
Property and equipment, net	207,072	163,051
Deferred financing costs	28,271	34,567
Equity investments	86,884	82,594
Investment in Southwest Sports Group, at cost plus accrued interest	—	56,000
Program rights	1,635	5,448
Intangible assets, net	1,726,165	1,592,463
Other assets	9,375	10,372

Total Assets	$2,329,390	$2,036,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$125,000	$—
Accounts payable	5,311	7,751
Accrued income taxes	6,116	5,481
Accrued interest expense	6,534	19,502
Accrued sales volume discount	3,787	3,820
Other accrued expenses	17,704	14,267
Program obligations	22,304	13,265

Total current liabilities	186,756	64,086
Long-term debt, excluding current portion	777,004	1,056,223
Deferred income taxes	508,345	495,717
Program obligations	6,145	5,523
Other liabilities	4,612	10,083

Total liabilities	1,482,862	1,631,632

Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding		—
Additional paid-in capital	1,063,646	561,854
Accumulated deficit	(217,118)	(157,200)

Total stockholders’ equity	846,528	404,654

Total liabilities and stockholders’ equity	$2,329,390	$2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$63,534	$245,315	$194,608
Operating costs and expenses:
Direct operating	26,563	20,223	70,101	60,817
Selling, general and administrative	20,972	15,398	57,754	47,390
Corporate	2,978	2,443	7,396	6,927
Amortization of program rights	5,604	5,568	15,756	16,367
Depreciation and amortization of intangible assets	7,812	17,129	20,731	50,444
Restructuring charge	931	—	931	—

Total operating costs and expenses	64,860	60,761	172,669	181,945

Operating income	28,067	2,773	72,646	12,663
Other (income) expense:
Interest expense	24,619	25,767	72,691	71,964
Investment income	(874)	(1,172)	(2,396)	(3,081)
Share of (income) loss in equity investments	(155)	1,933	(4,209)	3,187
(Gain) loss on derivative instruments	(2,854)	3,217	(5,036)	5,198
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	—	16,000	—
Loss on impairment of investment	—	—	2,750	—
Other, net	(12)	(78)	(137)	(295)

Total other expense, net	20,724	29,667	75,844	76,973

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle	7,343	(26,894)	(3,198)	(64,310)
Provision for (benefit from) income taxes	2,260	(7,366)	25,541	(15,418)

Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	5,083	(19,528)	(28,739)	(48,892)
Discontinued operations:
Loss (income) from discontinued operations, net of tax benefit of $81 and tax provision of $67 for the three and nine months ended September 30, 2002, respectively.	151	—	(125)	—
Gain from sale of discontinued operations, net of tax provision of $425	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax benefit (2002: $860; 2001: $2,400)	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	30,689	—

Net income (loss)	$5,914	$(19,528)	$(59,918)	$(53,302)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Net cash provided by operating activities	29,476	15,010
INVESTING ACTIVITIES:
Capital expenditures	(26,106)	(11,389)
Proceeds from disposals of property and equipment	71	—
Proceeds from sale of broadcast license	2,500	—
Sale of North Dakota stations	36,000	—
Net purchase of short-term investments	(61,418)	—
Investment in Banks Broadcasting, Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television and contributed by LIN TV Corp.	6,864	—
Capital distributions from equity investments	1,019	6,582
Payments for business combinations	(10,640)	(40,881)
Local marketing agreement expenditures	(500)	—
Proceeds from redemption of SSG preferred units	60,819	—

Net cash provided by (used in) investing activities	7,509	(47,188)

FINANCING ACTIVITIES:
Redemption of Sunrise Television preferred stock	(10,829)	—
Proceeds from long-term debt	—	278,555
Proceeds from stock option exercises	787	122
Capital contribution from LIN TV Corp. of net proceeds from initial public offering	399,853	—
Net (payments) proceeds from (on) revolver debt	(10,000)	13,000
Principal payments on short-term debt	(7,125)	—
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt	—	(6,900)

Net cash provided by financing activities	67,761	46,388

Net increase in cash and cash equivalents	104,746	14,210
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$121,982	$22,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Holdings Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

     LIN Holdings Corp. (“LIN Holdings”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2001 in its annual report on Form 10-K, which include all such information and disclosures.

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

     The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 — Initial Public Offering:

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed its initial public offering (“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to LIN TV Corp.’s subsidiary, LIN Television, through a capital contribution. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise Television Corp. (“Sunrise”), repay all of the outstanding indebtedness under the Company’s senior credit facilities, redeem all of the preferred stock of Sunrise, pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002 and $7.2 million paid on August 23, 2002 to affiliates of Hicks Muse, and for general corporate purposes.

     The Company used a portion of the IPO proceeds to repay debt and accrued interest and premiums of $325.0 million. This included the repayment of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt and accrued interest and premiums which was recorded at fair market value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued intrest and premiums. In addition, the Company exchanged $54.4 million shares of preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor.

Note 3 — Business Combinations and Disposals:

     UHF television channel licenses: In August and September of 2002, the Federal Communication Commission (“FCC”) auctioned licenses for channels in the 700 MHz UHF television band which are currently licensed in most parts of the country for analog television channels 54, 55, and 59, but which will be vacated by the current licensees upon the transition to digital television service. Subject to final FCC approvals, which the Company expects should be forthcoming in the fourth quarter of 2002, the Company submitted winning bids totaling $4.3 million and obtained the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television. It is unclear precisely when this spectrum will be fully available. The Company recorded $3.4 million in other long-term assets for a payment made to the FCC for the right to participate in the auction.

     Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of LIN TV Corp.’s initial public offering (“IPO”), LIN TV Corp. acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting.

     In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

     On May 8, 2002, LIN TV Corp contributed its investment in Sunrise to LIN Television through a capital contribution.

     Sunrise was included in the Company’s results of operations beginning May 2, 2002, the date of acquisition. The following table sets forth pro forma information as if the Sunrise acquisition, had occurred on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$77,036	$263,786	$230,610
Operating income	28,067	3,695	73,700	19,163
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	5,083	(22,246)	(41,874)	(6,478)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	151	899	(789)	2,099
Gain from sale of discontinued operations, net of tax	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax	—	—	30,689	—
Net income (loss)	5,914	(23,145)	(72,389)	(12,987)

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

     The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	WCTX-TV	Sunrise Television

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002
Fair value of assets and liabilities acquired:
Other current assets	$—	$—	$—	$19,812
Property and equipment	1,291	—	—	36,988
Broadcast licenses	1,581	3,029	4,739	166,613
Assets held for sale	—	—	—	37,850
Other long-term assets	—	—	—	6,410
Liabilities held for sale	—	—	—	(1,850)
Total other liabilities	—	—	—	(24,361)
Long-term debt	—	—	—	(166,038)
Preferred stock	—	—	—	(65,169)

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of approximately $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

NBC joint venture	$60,781	$56,259
WAND (TV) Partnership	13,691	13,458
Banks Broadcasting, Inc.	12,412	12,877

	86,884	82,594
Southwest Sports Group	—	56,000

	$86,884	$138,594

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $408,000 and $1.0 million from the joint venture in the three and nine months ended September 30, 2002, respectively. The Company received distributions of $163,000 and $6.6 million in the three and nine months ended September 30, 2001, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$39,968	$32,551	$125,680	$109,021
Operating income	22,692	8,569	74,616	36,894
Net income (loss)	6,344	(7,639)	27,192	(11,415)

	September 30, 2002	December 31, 2001

Current assets	$26,257	$1,939
Non-current assets	262,302	248,118
Current liabilities	17,216	906
Non-current liabilities	815,500	815,500

       WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $145,000 and $1.2 million as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$2,007	$1,419	$5,571	$4,721
Operating income (loss)	429	(395)	686	(533)
Net income (loss)	434	(440)	698	(563)

	September 30, 2002	December 31, 2001

Current assets	$3,629	$4,141
Non-current assets	33,977	34,104
Current liabilities	534	1,846

       Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks

Broadcasting, Inc. under this arrangement were approximately $1.1 million and $900,000 as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$1,198	$1,074	$3,712	$3,199
Operating loss	(414)	(982)	(1,268)	(1,854)
Net loss	(1,092)	(414)	(1,657)	(1,212)

	September 30, 2002	December 31, 2001

Current assets	$2,168	$2,969
Non-current assets	27,570	27,903
Current liabilities	1,799	2,481
Non-current liabilities	1,222	760
Redeemable preferred stock	298	298

      Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC (“SSG”) redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

      Other Investments: The Company, in second quarter of this year, recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company’s initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

           The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30, 2002	December 31, 2001

Amortized Intangible Assets:
LMA purchase options	$500	$1,125
Network affiliations	422	—
Income leases	393	—
Accumulated amortization	(408)	(1,125)

	907	—

Unamortized Intangible Assets:
Broadcast licenses	1,129,496	1,002,978
Goodwill	595,762	589,485

	1,725,258	1,592,463

Total intangible assets	$1,726,165	$1,592,463

     Amortization expense was approximately $11.8 million and $33.4 million for the three and nine months ended September 30, 2001, respectively. There was approximately $167,000 and $333,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and nine months ended September 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002. The Company has recorded approximately $80,000 of amortization expense on network affiliation agreements and favorable income leases. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

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

     The following table shows, on a pro forma basis, what the Company’s net income (loss) and net income (loss) per common share would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$5,914	$(11,871)	$(59,918)	$(53,302)
Addback: goodwill amortization, net of tax	—	2,997	—	8,298
Addback: intangible amortization, net of tax	—	4,660	—	13,317

Adjusted net income (loss)	$5,914	$(11,871)	$(59,918)	$(31,687)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $55.0 million and $430.0 million at September 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at September 30, 2002 was a liability of approximately $516,000. Other (income) expense for the three and nine month periods ended September 30, 2002 includes income of $2.9 million and $5.0 million, respectively, from the marking-to-market of these derivative instruments, compared to a loss of $3.2 million and $5.2 million, respectively, for the same periods last year.

Note 7 — Debt:

     Debt consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Senior Credit Facilities	$—	$182,300
$210,000, 8% Senior Notes due 2008 (net of discount of $6,289 and $7,165 at September 30, 2002 and December 31, 2001, respectively)	203,711	202,835
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $381 and $432 at September 30, 2002 and December 31, 2001, respectively)	299,619	299,568
$325,000, 10% Senior Discount Notes due 2008 (net of discount of $12,936 and $34,935 at September 30, 2002 and December 31, 2001, respectively)	312,064	290,065
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $13,390 and $21,045 at September 30, 2002 and December 31, 2001, respectively)	86,610	78,955
$2,500, 7% STC Broadcasting Note due 2006	—	2,500

Total debt	902,004	1,056,223
Less current portion	(125,000)	—

Total long-term debt	$777,004	$1,056,223

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

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the nine months ended September 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise acquisition, the fair value of the Sunrise debt and accrued interest and premiums of $166.0 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company’s class B common stock. On May 8, 2002, the Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note maturing on May 8, 2003, in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent. On August 23, 2002, the Company repaid the balance of the Hicks Muse Partners promissory note, including all accrued and unpaid interest, totaling $7.3 million.

Note 8 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the nine months ended September 30, 2002 was approximately $368,000. The fees for the three and nine months ended September 30, 2001 were approximately $313,000 and $939,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended September 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million. The Company repaid Hicks Muse Partners the principal balance of this note together with all accrued and unpaid interest, an amount totaling $7.3 million, on August 23, 2002.

Note 9 — Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the quarter ended March 31, 2002 the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company’s cash flows.

Note 10 — Restructuring Charge:

      The Company’s 2002 operating budget included a plan to reduce station headcount by approximately 10% or 174 employees (full-time equivalent employees) as a result of centralizing the master control transmission facilities, adding automation to the production of locally produced news programming and other general reductions. This reduction in headcount was offset by additions in headcount due to the acquisition of the Sunrise television stations, the acquisition of WNLO-TV and the staffing of the master control hubbing centers in Indianapolis, Indiana and Springfield, Massachusetts.

      As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded and pre-tax restructuring charge of approximately $931,000 for severance pay and benefits relating to the termination of 80 employees (full time equivalent employees) in the master control, sales support and business office areas in the quarter ended September 30, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company has paid approximately $312,000 for severance pay and benefits through September 30, 2002 and expects to pay the balance during the fourth quarter of 2002 and the first quarter of 2003.

Note 11 — Discontinued Operations:

      On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The loss of $151,000 from discontinued operations for the three months ended September 30, 2002, the income of $125,000 from discontinued operations for the nine months ended September 30, 2002 and the gain of $982,000 on the sale of discontinued operations, net of tax, have been excluded from continuing operations and included in discontinued operations.

Note 12 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,982	$17,236
Investments	61,418	—
Accounts receivable, less allowance for doubtful accounts (2002 - $2,970; 2001 - $1,802)	63,349	58,256
Program rights	20,820	14,696
Other current assets	2,419	1,603

Total current assets	269,988	91,791
Property and equipment, net	207,072	163,051
Deferred financing costs	19,386	24,452
Equity investments	86,884	82,594
Investment in Southwest Sports Group, at cost plus accrued interest	—	56,000
Program rights	1,635	5,448
Intangible assets, net	1,726,165	1,592,463
Other assets	9,375	10,372

Total Assets	$2,320,505	$2,026,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$7,751
Accrued income taxes	6,116	5,481
Accrued interest expense	6,534	19,502
Accrued sales volume discount	3,787	3,820
Other accrued expenses	17,704	14,267
Program obligations	22,304	13,265

Total current liabilities	61,756	64,086
Long-term debt, excluding current portion	503,330	687,203
Deferred income taxes	521,257	522,339
LIN Holdings tax sharing obligations	8,364	8,364
Program obligations	6,145	5,523
Other liabilities	4,612	10,083

Total liabilities	1,105,464	1,297,598

Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,321,913	820,124
Accumulated deficit	(106,872)	(91,551)

Total stockholders’ equity	1,215,041	728,573

Total liabilities and stockholders’ equity	$2,320,505	$2,026,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$92,927	$63,534	$245,315	$194,608
Operating costs and expenses:
Direct operating	26,563	20,223	70,101	60,817
Selling, general and administrative	20,972	15,398	57,754	47,390
Corporate	2,978	2,443	7,396	6,927
Amortization of program rights	5,604	5,568	15,756	16,367
Depreciation and amortization of intangible assets	7,812	17,129	20,731	50,444
Restructuring charge	931	—	931	—

Total operating costs and expenses	64,860	60,761	172,669	181,945

Operating income	28,067	2,773	72,646	12,663
Other (income) expense:
Interest expense	14,066	16,259	41,807	48,265
Investment income	(874)	(1,172)	(2,396)	(3,081)
Share of (income) loss in equity investments	(155)	1,933	(4,209)	3,187
(Gain) loss on derivative instruments	(2,854)	3,217	(5,036)	5,198
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	—	16,000	—
Loss on impairment of investment	—	—	2,750	—
Other, net	(12)	(78)	(137)	(295)

Total other expense, net	10,171	20,159	44,960	53,274

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle	17,896	(17,386)	27,686	(40,611)
Provision for (benefit from) income taxes	6,589	(4,930)	11,828	(6,716)

Income (loss) from continuing operations before extraordinary item and cummulative effect of change in accounting principle	11,307	(12,456)	15,858	(33,895)
Discontinued operations:
Loss (income) from discontinued operations, net of tax benefit of $81 and tax provision of $67 for the three and nine months ended September 30, 2002, respectively.	151	—	(125)	—
Gain from sale of discontinued operations, net of tax provision of $425	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax benefit (2002: $860; 2001: $2,400)	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	30,689	—

Net income (loss)	$12,138	$(12,456)	$(15,321)	$(38,305)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,

	2002	2001
Net cash provided by operating activities	29,476	15,010

INVESTING ACTIVITIES:
Capital expenditures	(26,106)	(11,389)
Proceeds from disposals of property and equipment	71	—
Proceeds from sale of broadcast license	2,500	—
Sale of North Dakota stations	36,000	—
Net purchase of short-term investments	(61,418)	—
Investment in Banks Broadcasting, Inc.	(1,100)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television and contributed by LIN TV Corp.	6,864	—
Capital distributions from equity investments	1,019	6,582
Payments for business combinations	(10,640)	(40,881)
Local marketing agreement expenditures	(500)	—
Proceeds from redemption of SSG preferred units	60,819	—

Net cash provided by (used in) investing activities	7,509	(47,188)

FINANCING ACTIVITIES:
Redemption of Sunrise Television preferred stock	(10,829)	—
Proceeds from long-term debt	—	204,705
Proceeds from stock option exercises	787	122
Capital contribution from LIN Holdings	—	71,416
Capital contribution from LIN TV Corp. of net proceeds from initial public offering	399,853	—
Net (payments) proceeds from (on) revolver debt	(10,000)	13,000
Principal payments on short-term debt	(7,125)	—
Principal payments on long-term debt	(304,925)	(238,389)
Financing costs incurred on issuance of long-term debt	—	(4,466)

Net cash provided by financing activities	67,761	46,388

Net increase in cash and cash equivalents	104,746	14,210
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$121,982	$22,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

     LIN Television Corporation (“LIN Television”) is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2001 in its annual report on Form 10-K which include all such information and disclosures.

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

     The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 — Initial Public Offering:

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed its initial public offering (“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to LIN TV Corp.’s subsidiary, LIN Television, through a capital contribution. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise Television Corp. (“Sunrise”), repay all of the outstanding indebtedness under the Company’s senior credit facilities, redeem all of the preferred stock of Sunrise, pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002 and $7.2 million paid on August 23,

2002 to affiliates of Hicks Muse, and for general corporate purposes.

     The Company used a portion of the IPO proceeds to repay debt and accrued interest and premiums of $325.0 million. This included the repayment of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the Sunrise debt and accrued interest and premiums which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million shares of preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor.

Note 3 — Business Combinations and Disposals:

     UHF television channel licenses: In August and September of 2002, the Federal Communication Commission (“FCC”) auctioned licenses for channels in the 700 MHz UHF television band which are currently licensed in most parts of the country for analog television channels 54, 55, and 59, but which will be vacated by the current licensees upon the transition to digital television service. Subject to final FCC approvals, which the Company expects should be forthcoming in the fourth quarter of 2002, the Company submitted winning bids totaling $4.3 million and obtained the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television. It is unclear precisely when this spectrum will be fully available. The Company recorded $3.4 million in other long-term assets for a payment made to the FCC for the right to participate in the auction.

     Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of the LIN TV Corp.’s initial public offering (“IPO”), the Company acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting.

     In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

     On May 8, 2002, LIN TV Corp contributed its investment in Sunrise to LIN Television through a capital contribution.

Sunrise was included in the Company’s results of operations beginning May 2, 2002, the date of acquisition. The following table sets forth pro forma information as if the Sunrise acquisition had occurred on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	92,927	77,036	263,786	230,610
Operating income	28,067	3,695	73,700	19,163
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	11,307	(15,174)	2,723	8,519
Discontinued operations:
Loss (income) from discontinued operations, net of tax	151	899	(789)	2,099
Gain from sale of discontinued operations, net of tax	(982)	—	(982)	—
Extraordinary item - loss on early extinguishment of debt, net of tax	—	—	1,597	4,410
Cumulative effect of change in accounting principle, net of tax	—	—	30,689	—
Net income (loss)	12,138	(16,073)	(27,792)	2,010

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

     The following table summarizes these acquisitions (in thousands):

				Sunrise
	WOTV-TV	WVBT-TV	WCTX-TV	Television

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002
Fair value of assets and liabilities acquired:
Other current assets	$—	$—	$—	$19,812
Property and equipment	1,291	—	—	36,988
Broadcast licenses	1,581	3,029	4,739	166,613
Assets held for sale	—	—	—	37,850
Other long-term assets	—	—	—	6,410
Liabilities held for sale	—	—	—	(1,850)
Total other liabilities	—	—	—	(24,361)
Long-term debt	—	—	—	(166,038)
Preferred stock	—	—	—	(65,169)

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255

     On April 22, 2002, the Company sold its interest in WNAC-TV in Providence, Rhode Island, to

Super Towers, Inc. in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually commencing on December 31, 2002. The Company recognized a gain of approximately $69,000 on the sale of WNAC-TV. The owner of Super Towers, Inc. is a relative of an executive officer of the Company. The Company continues to operate the station pursuant to a local marketing agreement.

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

NBC joint venture	$60,781	$56,259
WAND (TV) Partnership	13,691	13,458
Banks Broadcasting, Inc.	12,412	12,877

	86,884	82,594
Southwest Sports Group	—	56,000

	$86,884	$138,594

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $408,000 and $1.0 million from the joint venture in the three and nine months ended September 30, 2002, respectively. The Company received distributions of $163,000 and $6.6 million in the three and nine months ended September 30, 2001, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$39,968	$32,551	$125,680	$109,021
Operating income (loss)	22,692	8,569	74,616	36,894
Net income (loss)	6,344	(7,639)	27,192	(11,415)

	September 30,	December 31,
	2002	2001
Current assets	$26,257	$1,939
Non-current assets	262,302	248,118
Current liabilities	17,216	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $145,000 and $1.2 million as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$2,007	$1,419	$5,571	$4,721
Operating income (loss)	429	(395)	686	(533)
Net income (loss)	434	(440)	698	(563)

	September 30, 2002	December 31, 2001

Current assets	$3,629	$4,141
Non-current assets	33,977	34,104
Current liabilities	534	1,846

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $1.1 million and $900,000 as of September 30, 2002 and December 31, 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$1,198	$1,074	$3,712	$3,199
Operating loss	(414)	(982)	(1,268)	(1,854)
Net loss	(1,092)	(414)	(1,657)	(1,212)

	September 30,	December 31,
	2002	2001

Current assets	$2,168	$2,969
Non-current assets	27,570	27,903
Current liabilities	1,799	2,481
Non-current liabilities	1,222	760
Redeemable preferred stock	298	298

      Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC (“SSG”) redeemed all 500,000 Series A Preferred Units from the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

      Other Investments: The Company, in second quarter of this year, recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company’s initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

Note 5 — Intangible Assets:

      The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30, 2002	December 31, 2001

Amortized Intangible Assets:
LMA purchase options	$500	$1,125
Network affiliations	422	—
Income leases	393	—
Accumulated amortization	(408)	(1,125)

	907	—

Unamortized Intangible Assets:
Broadcast licenses	1,129,496	1,002,978
Goodwill	595,762	589,485

	1,725,258	1,592,463

Total intangible assets	$1,726,165	$1,592,463

      Amortization expense was approximately $11.8 million and $33.4 million for the three and nine months ended September 30, 2001, respectively. There was approximately $167,000 and $333,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and nine months ended September 30, 2002. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002. The Company has recorded approximately $80,000 of amortization expense on network affiliation agreements and favorable income leases. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010 and the income leases will be fully amortized by November 2006.

      In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broad cast licenses consisted of a comparison of the fair value of broadcast licenses with their respective carrying amounts on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

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

      The following table shows, on a pro forma basis, what the Company’s net income (loss) and net income (loss) per common share would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$16,467	$(12,456)	$(10,992)	$(38,305)
Addback: goodwill amortization	—	2,997	—	8,298
Addback: intangible amortization	—	4,660	—	13,317

Adjusted net income (loss)	$16,467	$(4,799)	$(10,992)	$(16,690)

Note 6 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $55.0 million and $430.0 million at September 30, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at September 30, 2002 was a liability of approximately $516,000. Other (income) expense for the three and nine month periods ended September 30, 2002 includes income of $2.9 million and $5.0 million, respectively, from the marking-to-market of these derivative instruments, compared to a loss of $3.2 million and $5.2 million, respectively, for the same periods last year.

Note 7 — Debt:

     Debt consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Senior Credit Facilities	$—	$182,300
$210,000, 8% Senior Notes due 2008 (net of discount of $6,289 and $7,165 at September 30, 2002 and December 31, 2001, respectively)	203,711	202,835
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $381 and $432 at September 30, 2002 and December 31, 2001, respectively)	299,619	299,568
$2,500, 7% STC Broadcasting Note due 2006	—	2,500

Total debt	503,330	687,203
Less current portion	—	—

Total long-term debt	$503,330	$687,203

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

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. The extraordinary item in the nine months ended September 30, 2002 of $1.6 million, net of a tax benefit of $860,000, relates to the write-off of unamortized deferred financing costs in connection with the early settlement of the senior credit facilities.

     The Company recorded, as a part of the Sunrise acquisition, the fair value of the Sunrise debt and accrued interest and premiums of $166.0 million. On May 2, 2002, the Company exchanged a portion of this debt, a $33.3 million note held by affiliates of Hicks Muse, for shares of the Company’s class B common stock. On May 8, 2002, the Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

     On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note maturing on May 8, 2003, in the amount of $7.1 million at an interest rate of 10% per annum to Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent. On August 23, 2002, the Company paid the balance of the Hicks Muse Partners promissory note, including all accrued and unpaid interest, totaling $7.3 million.

Note 8 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fee for the nine months ended September 30, 2002 was approximately $368,000. The fees for the three and nine months ended September 30, 2001 were approximately $313,000 and $939,000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

     Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursement of certain expenses. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended September 30, 2002 or 2001.

     On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of LINTV Corp.’s class B common stock at a price of $0.01 valued at $2.7 million. The Company repaid Hicks Muse Partners the principal balance of this note together with all accrued and unpaid interest, an amount totaling $7.3 million, on August 23, 2002.

Note 9 — Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. The Company has sufficient other deferred tax liabilities to recognize the deferred tax assets at this time.

Note 10 — Restructuring Charge:

     The Company’s 2002 operating budget included a plan to reduce station headcount by approximately 10% or 174 employees (full-time equivalent employees) as a result of centralizing the master control transmission facilities, adding automation to the production of locally produced news programming and other general reductions. This reduction in headcount was offset by additions in headcount due to the acquisition of the Sunrise television stations, the acquisition of WNLO-TV and the staffing of the master control hubbing centers in Indianapolis, Indiana and Springfield, Massachusetts.

     As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $931,000 for severance pay and benefits relating to the termination of 80 employees (full time equivalent employees) in the master control, sales support and business office areas in the quarter ended September 30, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company has paid approximately $312,000 for severance pay and benefits through September 30, 2002 and expects to pay the balance during the fourth quarter of 2002 and the first quarter of 2003.

Note 11 — Discontinued Operations:

     On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The loss of $151,000 from discontinued operations for the three months ended September 30, 2002, the income of $125,000 from discontinued operations for the nine months ended September 30, 2002 and the gain of $982,000 on the sale of discontinued operations, net of tax, have been excluded from continuing operations and included in discontinued operations.

Note 12 — Recent Accounting Pronouncement:

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations