Form 10-K
period 2002-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2003-03-11
CIK 1166789, 931058

UNITED STATES OF AMERICA

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31311 LIN TV Corp. (Exact name of registrant as specified in its charter)	Commission file number: 000-25206 LIN Television Corporation (Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906

(Address of principal executive offices)

(401) 454-2880

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

8% Senior Notes due 2008
8 3/8% Senior Subordinated Notes due 2008

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 28, 2002 on the New York Stock Exchange) was approximately $709.0 million.

NOTE:

     This combined Form 10-K is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

     LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 11, 2003: 26,332,405 shares.

     LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 11, 2003: 23,579,790 shares.

     LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 11, 2003: 2 shares.

     LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 11, 2003; 1,000 shares.

PART I

Item 1.	Business

General

      We are a leading pure-play television company covering the United States and Puerto Rico. Our stations cover approximately 6.7% of U.S. television households and all of the 1.2 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators. We believe we are well positioned to benefit from future growth and to participate in a consolidation of our industry, including opportunities that may arise as a result of changes in the regulatory environment.

      We seek to be the largest local television presence in our markets by combining strong network-affiliated programming with leading local news and a multi-channel strategy. Our multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in seven markets either under “duopolies” in which we own two stations in a single market, or under local marketing agreements, or LMAs. Under LMAs, we provide substantial portions of the broadcast programming for airing on another station in the same market as our station and sell advertising time for that station. We have stations affiliated with seven television networks. Our focused local sales force has capitalized on our strong local presence to increase the percentage of our net revenues from local advertising, a historically stable revenue source for the television broadcast industry.

      Our management team is recognized as an industry leader. Gary R. Chapman, our Chairman, President and Chief Executive Officer, along with Paul Karpowicz, our Vice President of Television, has led LIN TV for over 14 years. Mr. Chapman has been the Chairman of the Board of the National Association of Broadcasters and served on the boards of several other major television industry groups. Mr. Karpowicz has been Chairman of the CBS Affiliates Board and served on the boards of several other major television industry groups. Our senior management team has, on average, more than 20 years of experience in the television broadcast industry. Our management team has successfully identified and implemented innovative business strategies, including pioneering the multi-channel strategy, which we are extending to a regional basis. Our senior management team maintains a significant equity investment in our company.

Our Business and Growth Strategy

      We are a growth-oriented company. We intend to increase our cash flow through revenue and audience growth and the continued implementation of effective cost controls. In addition, we intend to grow through acquisitions. The principal components of this strategy are to:

•	Create and Maintain Local News Franchises. We operate the number one or number two local news station in 90% of our markets and generated 63% of our advertising revenues from local sales in 2002. We believe that successful local news operations have been and will remain critical in taking advantage of the increasing importance of local advertising revenue to our industry. In addition, news audiences generally have the best demographic profiles for advertisers, serve as strong lead-ins for other programming and foster a high profile and the development of a strong local station brand in the community.

•	Expand our Multi-Channel Presence to Other Markets. We were among the first television broadcasters to expand our presence in our markets through LMAs, most of which have been converted to duopolies, and subsequently through low-power television stations, local cable weather channels and joint sales agreements. In addition, our multi-channel strategy allows us to realize significant cost savings by consolidating engineering and back office functions. We intend to take advantage of additional revenue growth and cost savings opportunities in our existing multi-channel markets and other markets.

•	Capitalize on Strong Network Relationships and Programming to Diversify our Audience. We have stations affiliated with seven networks: NBC, CBS, ABC, FOX, the WB, UPN and Univision. These network affiliations provide our stations with competitive programming, including strong national news programming and high-profile sports events such as the Olympic Games, NFL football and the NCAA Men’s Basketball Tournament. In our multi-channel markets, our second station is generally affiliated with younger networks, such as the WB and UPN, which target a different demographic than our traditional affiliate stations. This targeting allows us to broaden our audience and advertising base. Our low power stations in Austin and Indianapolis are affiliates of Univision or Telefutura, serving the Hispanic market for further audience diversification.

•	Continue to Capture Disproportionate Revenue Share. We have generally captured revenue share greater than our audience share. Given our strong local news and sales efforts, we believe that we will continue to convert our audience share into a disproportionate share of advertising revenues.

•	Operate and Expand our Regional Clusters. We are developing regional television station clusters to extend the benefits of our multi-channel strategy to a regional basis. We are developing five regional clusters that will service multiple stations: Indianapolis, seven stations; Grand Rapids, four stations; Springfield, Massachusetts, five stations; Puerto Rico, six stations; and Austin, three stations. Each cluster centralizes engineering and back office operations for multiple stations at a single location, which we expect to generate significant annual cost savings. As we continue to grow our business, we will seek additional opportunities to add stations to our existing regional clusters or form new clusters.

•	Maintain Strict Cost Controls. We have achieved operating efficiencies by applying scale in the purchase of programming, capital equipment and vendor services and by reducing our workforce through the implementation of our clustering strategy and automation efficiencies.

•	Expand Through Selective Acquisitions. We seek to grow our station group through acquisitions, mergers and station swaps. We target opportunities where we can leverage our management’s proven ability to establish a leading news franchise, create additional multi-channel markets, create or add to regional clusters and reduce costs. We believe that the ability of LIN TV Corp. to offer a publicly traded common equity security, since our public offering in May 2002, combined with our stronger balance sheet as a result of the offering, will enhance our ability to complete acquisitions. As a result, we are well positioned to participate in a consolidation of our industry, including through opportunities that may arise as a result of regulatory changes. For example, a number of the Federal Communications Commission’s most restrictive ownership regulations, including newspaper-television cross ownership and television duopoly rules, are currently under regulatory or judicial review and could be relaxed significantly in the near term. We believe that these regulatory changes may provide us with attractive acquisition and merger targets.

      Our Puerto Rico and Sunrise acquisitions are two recent examples of the implementation of our growth strategy. In Puerto Rico, we created a multi-channel market, supplementing our existing WAPA-TV station with a San Juan duopoly and other satellite facilities that provide broadcast coverage throughout Puerto Rico. We upgraded and increased our local news programming in San Juan, increasing our audience share for the time periods that we currently program with news from 18.6% in 1999 to 25.0% in 2002. We also consolidated studio operations, automated engineering and centralized back office functions, which generated significant cost savings.

      We acquired seven stations from Sunrise Television Corp. in May 2002. As a result, we operate a multi-channel market in Providence and will consolidate some of these stations into our regional clusters in Indianapolis and Springfield. We are seeking to enhance revenue share in these markets by investing in and improving local news programming and expanding and enhancing local sales efforts.

Industry Overview

General Television Broadcasting

      As an industry, commercial television broadcasting is now over 60 years old. The first stations were located exclusively in the very high frequency band, VHF, channels 2-13, but today over half of the more than 1,200 licensed commercial stations are located in the ultra high frequency band, UHF, channels 14-69. Historically, VHF stations had a competitive edge because of greater signal coverage, lower transmission costs and universal receiver reach. Improvements in UHF transmitters, the elimination of VHF-only receivers and nearly ubiquitous cable and satellite carriage have largely equalized the technical reach of VHF and UHF stations. VHF stations remain generally stronger largely for historical reasons, including earlier affiliation with the major networks and more established local news operations.

      Television markets are defined by the television industry’s designated audience measurement service, A.C. Nielsen Co. Nielsen currently divides the United States of America into approximately 210 Designated Market Areas (DMAs), each of which consists of those counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen samples audience television viewing periodically by means of meters, and diaries in larger markets, or only diaries, in smaller markets, and periodically publishes estimated audiences for broadcast stations and cable networks. The estimates are expressed in terms of the number of households or demographic groups that watch a given program:

•	ratings — the percentage of the total potential audience in the market; and

•	shares — the percentages of the audience actually watching television.

Broadcast Ownership Concentration

      As the commercial broadcast industry has matured and the number of stations increased, pressure to consolidate both nationally and locally has flowed from increased competition within the industry and from cable and other media and a corresponding need to achieve enhanced operating efficiencies of scale. However, the broadcast industry historically has been subject to the most restrictive ownership regulations of any media. Notwithstanding modest deregulatory initiatives in the 1980s and 1990s and a number of enabling technical innovations, the industry remains far less consolidated than other media. The national ownership limit was extended most recently by legislation in 1996 to permit one entity to own stations reaching 35% of the nation’s households, with UHF station households counted at a 50% rate. A handful of companies are now at or temporarily above the 35% limit, with the companies owning stations in the largest markets now having stations in as many as 25-30 markets. Several of our larger competitors have a national audience reach in excess of 10%. Our stations have an aggregate household reach of 6.7% of the nation’s households, which places us among the largest 25 station groups. Fourteen of our stations are in the top 50 DMAs and all but five are in the top 100 DMAs. Our two stations in Puerto Rico are in a market equivalent in size to the twentieth DMA were it measured by Nielsen.

      Under the most recent rules, at least one dual-station ownership or LMA is permitted in about one-fourth of all television markets, generally the largest markets. The precise number of dual-station operations is not known, but is probably less than 150. Even prior to adoption of the new rule, several companies, including ours, had established LMAs, by which they programmed but did not own a second station in some of their markets. Under the new rules, LMAs are now considered the regulatory equivalent of duopolies and, unless grandfathered, as ours were, are now permitted only where dual ownership is permitted. We have dual-station operations in seven of our eight largest markets, consisting of five duopolies and two LMAs. These dual-station operations provide enhanced operating efficiencies, the ability to broaden audience reach through counter programming and, in certain instances, an improved negotiating posture with suppliers and distributors.

The Transition to Digital

      The industry is in the midst of a historic conversion from analog to digital transmissions. Because current television receivers cannot receive digital transmissions, each commercial station has been granted a second channel by the Federal Communications Commission or FCC on which to initiate digital operations. Most stations were required to begin digital transmissions by May 2002, and must surrender their current analog channel to the government for resale by 2006 or such time as 85% of the households in their markets have the capability to receive digital signals. The digital conversion required a substantial capital investment, including the construction and strengthening of towers, and will increase operating costs during the transition. Digital transmissions have the potential to deliver significantly higher quality pictures, multiple programs and large quantities of data. But the changeover also carries the risk that broadcasters’ household reach will be diminished by a less robust transmission scheme, reduced cable carriage or discontinuance of analog transmissions before there is complete ubiquity of household digital receivers. Because of our multichannel strategy, we have already undertaken major tower improvements and are well positioned for the digital transition. We have already initiated digital transmissions at most of our stations and anticipate that virtually all of our stations will be transmitting in digital by the end of 2003.

      As part of the digital transition, Congress has instructed the Federal Communications Commission to move incumbent broadcast stations off of channels 52-69 so that those frequencies may be auctioned off to other users or reallocated to public safety purposes. The incumbents, which include both analog and digital stations, have been grandfathered until the end of the digital transition, at which time they will be given new channel allotments in the channels 2-51 band. There are various scenarios by which the incumbents could be forced or encouraged to vacate the spectrum before the conclusion of the digital transition. We have three analog full-power stations and several low power stations with channels in the affected band. In the markets with analog or digital full-power stations in the affected band, we have already purchased from the Federal Communications Commission the spectrum equivalent of two television channels (currently channels 54 and 59). This spectrum can be used under existing Federal Communications Commission rules for any purpose other than analog broadcasting once it is vacated by the incumbent broadcasters. At such time as the incumbent broadcast stations, including ours, are required to vacate the channels in this band, the spectrum purchased by us may provide us with a significant strategic asset.

Status of Digital Conversion by Station

			Analog		First Digital
DMA	DMA Rank	Station	Channel	DTV Channel	Broadcast Date

LIN TV owned and operated stations:
Indianapolis, IN	25	WISH-TV	8	9	11/13/2001
Hartford-New Haven, CT	27	WTNH-TV	8	10	5/12/1999
		WCTX-TV	59	6	11/22/2002
Grand Rapids-Kalamazoo-	38	WOOD-TV	8	7	11/8/1999
Battle Creek, MI		WOTV-TV	41	20
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	10	31	6/12/2001
		WVBT-TV	43	29	11/28/2002
Buffalo, NY	44	WIVB-TV	4	39	11/8/2002
		WNLO-TV	23	32
Providence, RI — New Bedford, MA	48	WPRI-TV	12	13
		WNAC-TV	64	54
Austin, TX	54	KXAN-TV	36	21	10/20/2000
		KXAM-TV (Satellite)	14	27
		KNVA-TV	54	49	11/8/2002
Dayton, OH	58	WDTN-TV	2	50
Flint-Saginaw-Bay City, MI	64	WEYI-TV	25	30
Toledo, OH	68	WUPW-TV	36	46
Fort Wayne, IN	104	WANE-TV	15	4
Springfield-Holyoke, MA	106	WWLP-TV	22	11	12/3/2002
Lafayette, IN	189	WLFI-TV	18	11	12/3/2002
San Juan, Puerto Rico	—	WAPA-TV	4	27	11/8/2002
		WJPX-TV	24	21
		WTIN-TV	14	15
		WNJX-TV (Satellite)	22	23
		WJWN-TV (Satellite)	38	39
		WKPV-TV (Satellite)	20	19
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV	17	18	11/1/2002
Operated by Banks Broadcasting, Inc.
Wichita, KS	66	KWCV-TV	33	31	10/25/2002
Boise, ID	124	KNIN-TV	9	10	5/6/2002
Operated Under NBC Joint Venture
Dallas-Fort Worth, TX	7	KXAS-TV	5	41	11/1/1998
San Diego, CA	26	KNSD-TV	39	40	12/1/1999

Network-Affiliate Relationship

      The vast majority of commercial television stations are affiliated with broadcast networks which are their primary program suppliers. Stations with no affiliation, such as our stations in Puerto Rico, are known as independents. Network affiliation agreements give stations both the exclusive right and, subject to certain limited preemption rights, the obligation to carry the networks’ programming and the network advertising within it. The affiliates receive the ability to sell some of the time within and around the network programs, as well as preserving substantial local time periods which they program and for which they retain all advertising revenues. Moreover, the traditional networks, ABC, CBS and NBC have historically given cash compensation payments for every hour of network programming carried by the affiliates with the size of the fees varying by type of programming and when it was broadcast.

      The substantial increase in the number of broadcast stations in the 1980s and 1990s led to the emergence of new networks, beginning with Fox and then the WB, UPN and PAX. These networks have provided somewhat less programming than the major networks, focusing primarily on prime time. The affiliation arrangements with these networks do not typically involve compensation to the stations; but, rather, affiliates of those emerging network affiliates often pay some sort of compensation to the network. Moreover, the major broadcast networks recently have renewed or extended many of their affiliation agreements contingent upon reduction or elimination of compensation payments because of increased competition from subscription-based cable networks for programming, particularly sports programming. Affiliate exclusivity rights also have been diluted to some extent with several networks repurposing their programming by running some of their programs on cable networks a short time after the initial broadcasts.

      The programming strength of a particular affiliate’s network may affect that station’s competitive position. Our stations are well diversified in affiliations among major and emerging networks, reducing the potential impact of any one network’s performance. We believe that network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

Cable and Satellite Distribution

      Cable penetration has grown from under 10% of homes in 1972 to over 69% today. Direct broadcast satellites, or DBS, have captured another 15% of U.S. households in the last decade. Historically, cable systems had the right to carry local broadcast stations for free. Carriage of local stations with improved reception has been a key selling point for cable systems to attract subscribers. Since 1999, satellite systems have had the right to carry local stations as well, and today DBS providers are transmitting local stations in most of the top 50 DMAs. As a consequence, over 80% of U.S. households receive their local broadcast signals by cable or satellite. Thus cable and satellite are not only broadcast stations’ primary competitors, they are also their primary distributors.

      Local stations secured the statutory right to demand consent for carriage by cable systems in 1993. Since that time, most major network affiliates have been carried by agreement with most cable operators in their markets. Emerging network affiliates, by contrast, generally have relied upon the Federal Communications Commission’s rules which require carriage of any qualifying local station that chooses not to be carried by agreement.

      In certain instances, broadcast stations have been able to obtain compensation from cable operators of various kinds for carriage of their signals. The ability of stations to enter into favorable arrangements has been negatively impacted in recent years by the high degree of local and national consolidation in the cable industry. Competition for station signals has been improved by the initiation of local station carriage by direct broadcast satellite operators DirecTV and EchoStar.

      We were initially more successful than most station operators in obtaining some compensation for carriage of our signals in certain markets, mostly in the form of carriage of and payment for The Local Weather Station described below. Local station DBS service has now been initiated by one or both of the DBS carriers in Austin, Indianapolis, Grand Rapids, Hartford-New Haven, Buffalo and Norfolk markets. We have entered into carriage agreements with both operators providing compensation for carriage.

Class A Low Power Television Stations

      Low power broadcast television stations are licensed by the Federal Communications Commission to provide service to areas that are substantially smaller than those of full-power stations. They have been used primarily to extend the service areas of full-power stations and for many years licensed only on a basis that allowed them to be displaced by a full-power station that wanted to change its coverage area or by a new digital station. In addition, the low power stations did not have the right to convert to digital. As a result of legislation passed in 1999, however, low power stations which met certain eligibility criteria, such as carrying certain amounts of local and children’s educational programming, were granted additional protection and are known as Class A stations. Class A stations are largely protected against displacement by full-power stations and have the right to convert to digital transmissions. See “Government Regulation — Digital Television.”

      We own or operate 28 low-power stations in several of our markets of which 22 received Class A status. In three of our markets, we have been able to program multiple low power stations in a “network” covering the majority of the market and functioning like a full-power station. In Grand Rapids, Michigan, our low power network is affiliated with UPN, in Austin, Texas, with Univision’s Telefutura Network and in Indianapolis, Indiana with the Univision Network.

Local Weather Station

      Since 1994, we have operated the Local Weather Station programming service that provides Doppler radar or local travel and aviation forecasts, weather trends and features. We operate a Local Weather Station channel in the Indianapolis, Indiana; Norfolk-Portsmouth-Newport News, Virginia; Fort Wayne, Indiana; and Champaign-Springfield-Decatur, Illinois markets. In some markets our Local Weather Station is distributed on cable systems, from which we receive monthly payments, a share of advertising revenues or other consideration, and in others it is distributed by means of subcarriers in the station signal or low power stations.

Network Affiliations

      Of the stations we operate, 24 are affiliated with a network pursuant to an affiliation agreement. We currently have affiliation agreements with all six major networks. Network affiliation agreements generally give stations both the exclusive right and, subject to certain limited preemption rights, the obligation to carry the networks’ programming and the network advertising within it. The affiliates receive the ability to sell some of the time within and around the network programs, as well as preserving local time periods which they program and for which they retain all advertising revenues.

      Our affiliation agreements have terms of up to 10 years, with scheduled expiration dates ranging from December 31, 2003 to December 31, 2010. A chart listing the expiration dates of each of our network affiliation agreements is listed below. In addition, each affiliation agreement is automatically renewed for successive terms subject to either party’s right to terminate the agreement at the end of any term after giving proper notice thereof.

      Our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of the voting power of LIN TV Corp., or LIN Television Corporation. In the event that Hicks, Muse & Co. Partners, L.P (“Hicks Muse”) elects to convert the shares of LIN TV Corp. class B common stock held by it into shares of either LIN TV Corp. class A common stock or LIN TV Corp. class C common stock, such conversion would likely result in Hicks Muse acquiring more than 50% voting power resulting in a change of control of our stations under our network affiliation agreements. For further information, see “— Risks Related to Our Business — The loss of network affiliation agreements could materially and adversely affect the results of operations.”

Weekly Hours
		DMA		of Network	Contract
Network	DMA	Rank	Station	Programming	End Date

NBC	Grand Rapids-Kalamazoo-Battle Creek, MI Norfolk-Portsmouth-Newport News, VA Austin, TX Austin, TX Springfield-Holyoke, MA Flint-Saginaw-Bay City, MI	38 41 54 54 106 64	WOOD-TV WAVY-TV KXAN-TV KXAM-TV WWLP-TV WEYI-TV	86 93 82 82 95 75	12/31/2010 12/31/2010 12/31/2010 12/31/2010 12/31/2005 12/31/2010
CBS	Indianapolis, IN Buffalo, NY Providence, RI-New Bedford, MA Fort Wayne, IN Lafayette, IN	25 44 48 104 189	WISH-TV WIVB-TV WPRI-TV WANE-TV WLFI-TV	55 76 100 98 60	12/31/2005 12/31/2005 6/30/2006 12/31/2005 12/31/2007
ABC	Hartford-New Haven, CT Grand Rapids-Kalamazoo-Battle Creek, MI Dayton, OH Champaign-Springfield-Decatur, IL	27 38 58 82	WTNH-TV WOTV-TV WDTN-TV WAND-TV	90 96 76 90	9/4/2005 9/4/2005 8/29/2004 9/4/2005
FOX	Norfolk-Portsmouth-Newport News, VA Providence, RI-New Bedford, MA Toledo, OH	41 48 68	WVBT-TV WNAC-TV WUPW-TV	28 26 28	8/30/2008 (1) (1)
UPN	Hartford-New Haven, CT Grand Rapids-Kalamazoo-Battle Creek, MI Buffalo, NY Boise, ID	27 38 44 124	WCTX-TV WXSP-CA WNLO-TV KNIN-TV	25 13 22 25	1/15/2006 12/31/2005 12/31/2010 1/15/2006
WB	Austin, TX Wichita, KS	54 66	KNVA-TV KWCV-TV	29 29	12/31/2003 7/30/2005
UNIVISION	Austin, TX Indianapolis, IN	54 25	KBVO-CA WIIH-CA	165 166	(1) (1)

(1)	The network affiliation agreements are currently being negotiated with the network. We believe that we will be able to conclude an agreement with FOX and Univision, which will not have any material impact on the operations of the stations.

News Programming

      We produce and broadcast 433 hours of local news programming per week, with news on all but two of our stations. We believe that successful local news operations have been and will remain critical in enabling us to take advantage of the increasing importance of local advertising revenue to our industry. In addition, news audiences generally have the best demographic profiles for advertisers, serve as strong lead-ins for other programming, foster a high profile and strong local station brand in the community.

      Local news programming allows us greater control over our programming costs. The increased competition for programs — off-network reruns, such as “Friends” or “Seinfeld”, and first-run syndication programs, such as “Oprah” or “Wheel of Fortune” — by other broadcast television stations and cable program networks continues to escalate the prices we must pay for these programs, while at the same time, causing the audience to become more fragmented.

      The following table lists the number of hours of locally-produced news programming offered by our stations as of December 31, 2002:

Number of Hours of Locally-Produced News Programming per Week

			Network	Hours per
DMA	DMA Rank	Station	Affiliation	Week

LIN TV owned and operated stations:
Indianapolis, IN	25	WISH-TV	CBS	36
Hartford-New Haven, CT	27	WTNH-TV	ABC	29
		WCTX-TV	UPN	4
Grand Rapids-Kalamazoo-	38	WOOD-TV	NBC	30
Battle Creek, MI		WOTV-TV	ABC	12
		WXSP-CA	UPN	—
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	32
		WVBT-TV	FOX	7
Buffalo, NY	44	WIVB-TV	CBS	39
		WNLO-TV	UPN	4
Providence, RI — New Bedford, MA	48	WPRI-TV	CBS	25
		WNAC-TV	FOX	4
Austin, TX	54	KXAN-TV	NBC	28
		KNVA-TV	WB	—
Dayton, OH	58	WDTN-TV	ABC	25
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	17
Toledo, OH	68	WUPW-TV	FOX	7
Fort Wayne, IN	104	WANE-TV	CBS	24
Springfield-Holyoke, MA	106	WWLP-TV	NBC	31
Lafayette, IN	189	WLFI-TV	CBS	22
San Juan, Puerto Rico	—	WAPA-TV	IND	37
		WJPX-TV	IND	—
Operated by WAND (TV) Partnership:
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	20
Operated by Banks Broadcasting, Inc
Wichita, KS	66	KWCV-TV	WB	—
Boise, ID	124	KNIN-TV	UPN	—

			Total hours	433

Note: KXAS-TV and KNSD-TV are not included in this schedule as the television stations are operated by NBC under a joint venture.

Government Regulation

Overview

      The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission by authority granted it under the Communications Act. Matters subject to Federal Communications Commission oversight include, but are not limited to:

•	the assignment of frequency bands of broadcast television;

•	the approval of a television station’s frequency, location and operating power;

•	the issuance, renewal, revocation or modification of a television station’s Federal Communications Commission license;

•	the approval of changes in the ownership or control of a television station’s licensee;

•	the regulation of equipment used by television stations; and

•	the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

      The Federal Communications Commission has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the Federal Communications Commission’s rules and regulations.

License Renewal, Assignments and Transfer

      Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the Federal Communications Commission. The Federal Communications Commission prohibits the assignment of a license or the transfer of control of a broadcast licensee without prior Federal Communications Commission approval. In determining whether to grant or renew a broadcast license, the Federal Communications Commission considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the Federal Communications Commission. The Federal Communications Commission is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The Federal Communications Commission must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of Federal Communications Commission requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the Federal Communications Commission has authority to deny the renewal application and consider a competing application.

Summary of Primary Federal Communications Commission Licenses

			Expiration
DMA	DMA Rank	Station	Date

LIN TV owned and operated stations:
Indianapolis, IN	25	WISH-TV	8/1/2005
Hartford-New Haven, CT	27	WTNH-TV	4/1/2007
		WCTX-TV	4/1/2007
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	10/1/2005
		WOTV-TV	10/1/2005
		WXSP-CA	10/1/2005
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	10/1/2004
		WVBT-TV	10/1/2004
Buffalo, NY	44	WIVB-TV	6/1/2007
		WNLO-TV	6/1/2007
Providence, RI — New Bedford, MA	48	WPRI-TV	4/1/2007
		WNAC-TV	4/1/2007
Austin, TX	54	KXAN-TV	8/1/2006
		KXAM-TV (Satellite)	8/1/2006
		KNVA-TV	8/1/2006
		KBVO-CA	8/1/2006
Dayton, OH	58	WDTN-TV	10/1/2005
Flint-Saginaw-Bay City, MI	64	WEYI-TV	10/1/2005
Toledo, OH	68	WUPW-TV	10/1/2005
Fort Wayne, IN	104	WANE-TV	8/1/2005
Springfield-Holyoke, MA	106	WWLP-TV	4/1/2007
Lafayette, IN	189	WLFI-TV	8/1/2005
San Juan, Puerto Rico	—	WAPA-TV	2/1/2005
		WJPX-TV	2/1/2005
		WTIN-TV	2/1/2005
		WNJX-TV (Satellite)	2/1/2005
		WJWN-TV (Satellite)	2/1/2005
		WKPV-TV (Satellite)	2/1/2005
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV	12/1/2005
Operated by Banks Broadcasting, Inc.
Wichita, KS	66	KWCV-TV	6/1/2006
Boise, ID	124	KNIN-TV	10/1/2006
Operated Under NBC Joint Venture
Dallas-Fort Worth, TX	7	KXAS-TV	8/1/2006
San Diego, CA	26	KNSD-TV	12/1/2006

Multiple- and Cross-Ownership Rules

      On a national level, the Federal Communications Commission rules generally prevent an entity or individual from having an “attributable” interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households.

      For this purpose only 50% of the television households in a market are counted towards the 35% national restriction if the station is a UHF station. The percentage of television homes that our stations reach is well below the 35% national limit.

      On the local level, the Federal Communications Commission’s “duopoly” rule prohibits or restricts attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger independently owned television operations. Waivers of the rule are also available where one of the stations has failed or is either failing or unbuilt. LMAs are equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership is permissible. The Federal Communications Commission has grandfathered otherwise ineligible television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, initiated in September 2002, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered LMAs can be freely transferred during the grandfather period but dual licenses may be transferred only where the two-station combination continues to qualify under the duopoly rule.

      We recently acquired three of the stations which we had operated previously through an LMA. Two markets, Grand Rapids-Kalamazoo-Battle Creek, Michigan; and Norfolk-Portsmouth-Newport News, Virginia; satisfied the requirement for a sufficient number of post-merger independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New Haven, Connecticut, applied for and was granted an unbuilt station duopoly waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations. Eligibility for a waiver will depend upon the station’s future performance. We believe that the grandfathered Austin, Texas LMA may also be eligible for a waiver of the duopoly rule. In the event that the Federal Communications Commission determines otherwise, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current LMA. However, the rules may not be implemented or interpreted in such a manner.

      The Federal Communications Commission also limits the combined local ownership of a newspaper and a broadcast station and of a cable television system and a broadcast television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same area.

      In 2001, the United States Court of Appeals determined in separate decisions that the Federal Communications Commission’s 35% national cap and duopoly rules were arbitrary and capricious and remanded them to the Federal Communications Commission. The Court also determined that the rule prohibiting common ownership of broadcast stations and cable systems in the same area was arbitrary and capricious and vacated that rule. In response to these decisions, in September 2002, the Federal Communications Commission initiated an omnibus ownership rulemaking in which it is reexamining the national cap, the duopoly rule, the newspaper-television cross-ownership rule and the television-radio ownership rule. The Federal Communications Commission has announced its intention to conclude this rulemaking in 2003. We cannot predict what actions the Federal Communications Commission will take or the timetable under which it will act.

      The Federal Communications Commission generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally nonattributable interests. Moreover, pending completion of a court-ordered rulemaking, the Federal

Communications Commission recently restored an exemption to attribution of voting stock in any entity which has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the Federal Communications Commission has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

      Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the Federal Communications Commission’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the Federal Communications Commission one or more authorizations needed to conduct our television station business and may be unable to obtain Federal Communications Commission consents for certain future acquisitions.

Alien Ownership

      The Communications Act restricts the ability of foreign entities or individuals to own or vote certain interests in broadcast licenses. No license may be held by a corporation more than 20% of which is owned by a foreign corporation or non-U.S. citizen. Also, no corporation may hold the capital stock of another corporation holding a broadcast license if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen absent specific Federal Communications Commission authorization.

Programming and Operation

      The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the Federal Communications Commission gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the Federal Communications Commission when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the Federal Communications Commission, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, programming rating guidelines and technical operations. Also, commercial time is limited for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger. The Federal Communications Commission’s rules implementing the Children’s Television Act of 1990 require television stations to present programming specifically directed to the educational and informational needs of children. The Federal Communications Commission has also adopted standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities.

      The Federal Communications Commission has historically overseen compliance with its own set of equal opportunity outreach rules and related reporting obligations applicable to broadcast licensees and cable franchisees. Following a 2001 court decision vacating those rules, the Federal Communications Commission suspended the rules. The Federal Communications Commission recently adopted similar but somewhat less stringent rules which become effective in March 2003.

Restrictions on Broadcast Advertising

      The advertising of cigarettes on broadcast stations has been banned for many years. The advertising of smokeless tobacco products has more recently been banned by Congress. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. We cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. Campaign finance legislation which became effective in November 2002, restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. This legislation is subject to judicial review and has been challenged by a broad array of interested parties. Unless overturned, this legislation could decrease political advertising in connection with political campaigns. We cannot predict the outcome of this litigation.

Cable Must-Carry or Retransmission Consent Rights

      The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under specified circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Our stations, for the most part, have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to ten years. In four markets these agreements provide for carriage of the station’s signal and the local weather station. Virtually all of our stations have opted for must-carry with respect to at least some cable systems in their markets and in some instances with respect to all the systems in their markets. From time to time, various of our stations and/or LMAs have been unable to reach agreement with cable operators and have been carried pursuant to short-term agreements. In a few instances stations have not been carried on one or more cable systems for periods ranging from a few days to two years. In general, broadcasters, at three-year intervals, make such elections to cover a three-year period, with the next elections to be made October 1, 2005, to become effective January 1, 2006.

Network Affiliate Issues

      Several Federal Communications Commission rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

•	requires the station to clear time for network programming that the station had previously scheduled for other use; or

•	precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming with programming that it believes is of greater local or national importance.

      The Federal Communications Commission is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. We are unable to predict when and how the Federal Communications Commission will resolve these proceedings.

Digital Television

      At present, U.S. television stations broadcast signals use the NTSC system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The Federal Communications Commission has now approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it will be possible to broadcast one high definition channel, with visual and sound quality superior to present-day television; transmit several standard definition channels, with digital sound and pictures of a quality of varying degrees better than present television; provide interactive data services, including visual or audio transmission; and to provide some combination of these possibilities.

      The Federal Communications Commission has already allocated to every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their two channels when the transition to DTV is complete.

      Broadcasters may be required to discontinue analog operations and to return the channel to the Federal Communications Commission by as early as 2006, or as soon thereafter as 85% of U.S. households have digital reception capability.

      The Federal Communications Commission has declared its intention to place all digital broadcast television stations in a “core” broadcast band consisting of channels 2-51 at the end of the digital transition and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. In September, 2002, the Federal Communications Commission auctioned off much of the spectrum now occupied by broadcast channels 54, 55 and 59. The channels can be used for any purpose other than analog television and cannot be used until vacated by any incumbent broadcasters. We participated in the auction and purchased this spectrum in several markets where it has either an analog or a digital broadcast channel 54 or 59. The Federal Communications Commission intends to auction off the remaining spectrum prior to the 2006 deadline. Although never adopted, federal budget proposals continue to include provisions for levying fees for continued analog operations beyond 2006 and legislative proposals have included, among other things, provisions to make the 2006 conversion date mandatory.

      The broadcast industry, through its primary trade associations, has conducted extensive comparative field tests of the current system. The field testing revealed inadequacies in the performance of the current system that we believe will require industry investment in additional improvements in both transmission and reception technology. We are unable to predict the timing or outcome of this investment.

      Also pending at the Federal Communications Commission is a rulemaking to determine what, if any, additional public interest obligations, including programming, such as children’s programming and children’s advertising restrictions should be imposed on DTV broadcasters. Pursuant to the Telecommunications Act, the Federal Communications Commission has already imposed certain fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The Federal Communications Commission also issued a report and order concerning the extent to which cable systems will be required to carry broadcast DTV signals and issued a further rulemaking looking towards refining and completing these digital must carry regulations. The Federal Communications Commission tentatively concluded that it did not have the authority to require must carry of both analog and digital signals, and, if it did, that the must carry obligations would be limited to one video-programming service from each broadcast station’s primary video. The broadcast industry is generally seeking reconsideration of the tentative conclusion and a broader definition of the material that must be carried. We are unable to predict the timing or outcome of any of these proceedings.

      In some cases, conversion to DTV operations may reduce a station’s geographical coverage area. Moreover, some of our stations have channels that are in the spectrum to be cleared for resale by the Federal Communications Commission and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the Federal Communications Commission’s current implementation plan would maintain the secondary status of low powered television stations with respect to DTV operations and many low powered television stations, particularly in major markets, will be displaced. We have already filed applications for new channel allotments for eleven of our low powered television stations, which will be at least partially displaced by DTV channels and are in the process of locating alternative channels for four others. It appears likely that the last four facilities, if granted, will require operation with substantially reduced coverage areas. There is no assurance that any of the applications will be granted.

      Congress also enacted legislation granting additional interference and displacement protection to low power stations that satisfy specified programming requirements. A significant number of our low powered television stations have been granted this status. While the Federal Communications Commission has proposed that these new protections remain subordinate to DTV operations, it is unclear whether these operations will in fact further impede DTV implementation.

      We have also received temporary authority to operate a low powered television station in northwest Michigan to remedy interference to our Grand Rapids NBC affiliate from a new DTV station in Milwaukee. There is no assurance that this facility will be permitted to operate throughout the digital transition. It also appears likely that additional interference will occur to both analog and DTV stations in other markets as new DTV broadcast stations are constructed. We are unable to assess at this time the magnitude of such interference or the efficacy of possible remedies.

      In addition, it is not yet clear:

•	when and to what extent DTV or other digital technology will become available through the various media;

•	whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

•	whether viewing audiences will make choices among services upon the basis of such differences;

•	whether and how quickly the viewing public will embrace the cost of new DTV sets and monitors;

•	to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services;

•	whether a satisfactory copy protection technology will be developed for broadcasting and whether that technology will be compatible with copy protection systems developed for cable and other media;

•	whether cable systems will be required to carry DTV signals or, in the absence of such mandate, broadcasters will succeed in negotiating voluntary cable carriage arrangements;

•	whether significant additional expensive equipment will be required for television stations to provide digital service, including high definition television and supplemental or ancillary data transmission services; or

•	what additional public interest obligations digital broadcasters will be required to fulfill.

      Pursuant to the Telecommunications Act, the Federal Communications Commission must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future Federal Communications Commission regulation.

Direct Broadcast Satellite Systems

      There are currently in operation two direct broadcast satellite systems that serve the U.S. market, Hughes Electronics Corporation, operator of DirecTV, and EchoStar Communications Corporation, operator of the DISH Network. It is anticipated that additional systems may become operational over the next several years. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs.

      Due to limitations in channel capacity and a copyright law restriction limiting distribution of network stations only to areas which could not get terrestrial broadcast signals, direct broadcast satellite systems did not carry local broadcast signals in the local areas served by those stations until recently. The extent to which the carriers transmitted and continue to transmit distant network affiliates into local markets in violation of copyright law remains the subject of both proposed legislation and on-going litigation between the carriers and local stations. Both DirecTV and Echostar have substantially increased their channel capacity and Congress has amended the satellite compulsory license to permit the satellite carriers to provide local signals in their local markets for a modest fee. As with cable carriage, broadcasters were given the right to negotiate retransmission consent for these local transmissions for compensation or, where local service has been initiated, to demand carriage as a matter of right for no compensation.

      Both DirecTV and Echostar have now initiated carriage of local stations in larger markets. With respect to our stations, one or both of the carriers has initiated local carriage in Indianapolis, Indiana; Hartford-New Haven, Connecticut; Buffalo, New York; Norfolk, Virginia; Grand Rapids, Michigan and Providence, Rhode Island. We have reached retransmission consent agreements with both carriers and are receiving compensation for carriage of most of our stations in these markets. We are unable to predict when and if carriage will be initiated in our other markets and whether the revenues from such carriage will be significant. We are also unable to predict whether the results of any legislative activity or litigation and what, if any, impact they will have on the local television broadcasting business.

Recent Developments, Proposed Legislation and Regulation

      Congress and the Federal Communications Commission currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

      The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act or the Cable Act, or of the regulations and policies of the Federal Communications Commission under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending Federal Communications Commission rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in Federal Communications Commission rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

Competition

      Competition in the television industry is intense and takes place in several levels, most notably the markets for audience, programming and advertising revenues. Competition with other local stations in all three arenas has increased greatly in the last ten years as the number of stations on air has grown, giving rise to the development of the emerging networks. Competition with local stations is affected not only by signal coverage and assigned frequency but by the corporate resources, including financial resources and broader negotiating power with vendors and advertisers, available to regional and national owners, many of whom own more stations than we do.

      Competition for audiences also has greatly intensified in recent years with non-broadcast media, principally cable and satellite. Collective viewing of cable networks now exceeds that of the broadcast networks in all-day viewing, though the broadcast networks still dominate the most lucrative time periods of early morning and prime time and no single cable network has viewing approaching that of any of the major broadcast networks. Further technological innovation, such as the increases in cable and satellite channel capacity, the development of two-way or “interactive” programming and the introduction of “broadband” or video-capable internet delivery by cable and/or telephone companies, could further fragment our audiences.

      The introduction of digital signals may enable us further to diversify our programming offerings and develop greater interactive capability.

      Because advertising revenues tend to follow viewing, further audience fragmentation may be expected to have an adverse impact on revenues. The advertising market historically has consisted of two revenue streams; local advertisers and national/ regional advertisers. In the local market, stations compete for advertising revenues not only with other stations in their local markets but with other local advertising media, such as newspapers, radio, magazines, outdoor advertising, the internet and local cable systems. In the national spot market, stations compete against the stations in their local markets, with other local markets and with national programming services such as cable and broadcast networks. Historically, local and national revenues have been of roughly equivalent importance to local stations. In recent years, however, local advertising revenues have become increasingly more significant for local stations, in large part because national cable channels and broadcast networks have proliferated more rapidly than local channels. We believe that this trend is likely to continue, placing even greater importance on maintaining strong local news operations.

      The programming market for local stations, aside from network programming and local news, consists largely of syndicated off-network reruns, such as “Friends” or “Seinfeld,” and so-called “first-run syndication,” such as “Wheel of Fortune.” Because such programs often must be purchased well in advance of the time they are broadcast, it is difficult to accurately forecast their performance. The competition for such programming has largely come from other local stations. Increasingly, however, regionally consolidated local cable systems in larger markets have begun programming local channels with news and syndicated programming and national cable networks have been purchasing off-network programming that would otherwise have been available to local stations.

      The television broadcast industry is undergoing a period of consolidation and significant technological change. Many of our current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than we do. We believe, however, that our local news programming, network affiliations and sales resource management have enabled us to compete effectively in our markets. Nonetheless, our strategy may not continue to be effective and the introduction of new competitors for television audiences could have a material effect on our financial performance.

Employees

      As of December 31, 2002, we employed 1,919 full time equivalent employees, 397 of which were represented by unions. We believe that our employee relations are generally good.

Available Information

      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

      We also make available free of charge through our Internet website at http://www.lintv.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically files such material with, or furnish such material to the SEC.

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

      Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	the availability of high profile sporting events, such as the Olympics, the Super Bowl and the NCAA Men’s Basketball Tournament;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

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

      Approximately 22%, 21% and 22% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

      As of December 31, 2002, we had approximately $864.5 million of consolidated indebtedness and approximately $860.2 million of consolidated stockholders’ equity. LIN Television Corporation had approximately $503.6 million of consolidated indebtedness and approximately $1.2 billion of consolidated stockholders’ equity as of such date. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

      We have had net losses of $47.2 million, $61.7 million and $34.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2002, we had an accumulated deficit of $204.4 million. We may not be able to achieve or maintain profitability.

      LIN Television has had net losses of $751,000, $39.7 million and $17.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2002, LIN Television had an accumulated deficit of $92.3 million. LIN Television may not be able to achieve or maintain profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

      Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations and the trading price of our class A common stock.

      Approximately $1.7 billion, or 74.0%, of our total assets as of December 31, 2002, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July

2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional goodwill impairment test of our goodwill and broadcast licenses for impairment and, as a result, we recorded an impairment charge of $47.2 million as a cumulative effect of an accounting change during the first quarter of 2002. In addition, we established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We have used an external appraisal firm to perform an impairment analysis of our broadcast licenses and goodwill as of December 31, 2002 and based in part on this analysis, concluded that there was no impairment as of December 31, 2002.

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

      In addition, television station acquisitions are subject to the approval of the Federal Communications Commission and, potentially, other regulatory authorities. The need for Federal Communications Commission and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the Federal Communications Commission believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with Federal Communications Commission ownership limitations. The recent acquisition of Sunrise may further limit our ability to consummate future transactions due to Federal Communications Commission regulations that restrict the number of television stations a licensee can own in a market.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

      The number of television stations we may acquire in any market is limited by Federal Communications Commission rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under Federal Communications Commission rules. The Federal Communications Commission generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee, will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks Muse currently own 23,579,790 shares of our class B common stock, which represents 47.3% of our capital stock at

February 15, 2003. Pursuant to Federal Communications Commission rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of our class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either our class A common stock or class C common stock, under current Federal Communications Commission rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the Federal Communications Commission has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in us into a majority of its voting power, thereby reducing your voting power.

      Hicks Muse and its affiliates will have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to the approval of the Federal Communications Commission. If this occurs, affiliates of Hicks Muse would own approximately 47.3% of our voting equity interests and will effectively have the ability to elect our entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

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

      Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of our directors, together own all of our class C common stock and therefore possess 70% of our combined voting power. Accordingly, Messrs. Carson and Fojtasek have the power to elect our entire board of directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse or its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

If we are unable to compete effectively, our revenue could decline.

      The entertainment industry, and particularly the television industry, are highly competitive and are undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek Federal Communications Commission approval to provide video services to homes.

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

      In addition, certain of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in Hicks Muse and its affiliates acquiring more than 50% of our voting power and, thus, result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in certain cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We are currently in negotiations with FOX and Univision regarding affiliation agreements with their networks.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

      General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect; our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against us to collect any deficiency, including by foreclosing on our stock and its subsidiaries, which could trigger the change of control provisions under LIN TV Corp.’s existing indebtedness.

      Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and we utilized the proceeds of the note to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation or the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to us pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15.0 million for the purpose of making interest payments on the note when due. Both NBC and we have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor we make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Our industry is subject to significant programming costs, and increased programming costs could adversely affect our operating results.

      Our industry is subject to significant syndicated programming costs. We may be exposed in the future to increased syndicated programming costs which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station-operating costs.

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

Changes in Federal Communications Commission regulations may not allow us to continue to operate our local marketing agreements or could increase competition within the markets in which we operate.

      Federal Communications Commission ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable ownership interests in other media properties. These restrictions include a national limit of broadcast television stations with an aggregate audience reach of

35% of all households. These restrictions also include a variety of local limits on ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets, known as the duopoly rule, prohibitions on ownership of a daily newspaper or a cable system and television station in the same market and limits of four to eight radio stations and one or two television stations in the same market. These regulations currently prevent us from entering dual-station ownership and cross-ownership arrangements in various attractive markets. In particular, the regulations currently prevent us from directly owning the stations we operate under grandfathered local marketing agreements in Austin, Texas; and Providence, Rhode Island and could require us to discontinue those local marketing agreements upon the conclusion of an Federal Communications Commission proceeding initiated in 2002. In 2002, we had net revenues of $18.9 million, or 5.4% of our total net revenues, attributable to those local marketing agreements.

      In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the Federal Communications Commission’s ownership rules, including the 35% national cap, the duopoly rule and the prohibition on ownership of a cable system and broadcast station in the same local market to be arbitrary and capricious. The Federal Communications Commission initiated a rulemaking to revisit all of its major media ownership rules, including the network cap and duopoly, in September 2002. Pending the resolution of this proceeding and possible further Federal Communications Commission review, the 35% ownership rule and the duopoly rule will remain in place. We cannot predict the ultimate outcome of these proceedings. Relaxation of the duopoly rule may permit either co-ownership of our local marketing agreement stations or indefinite continuation of the local marketing agreements as well as the creation of dual-station combinations in other markets. Relaxation of the other rules would create the prospect of attractive cross-media combinations. But these changes could also create additional competition for us from competitors such as national broadcast networks, large station groups, cable operators or newspaper owners who are better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific local markets.

Changes in technology may impact our long-term success and ability to compete.

      The Federal Communications Commission has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $5.8 million in 2003, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The Federal Communications Commission has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

      We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

Item 2.	Properties

      We maintain our corporate headquarters in Providence, Rhode Island. Each of our stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located in areas that provide optimal coverage to each of our markets.

      We own substantially all of the offices where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower siting.

Item 3.	Legal Proceedings

      We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our class A common stock is listed on the New York Stock Exchange under the symbol “TVL” effective May 2, 2002. The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low

2nd Quarter 2002 (beginning May 2, 2002)	$28.35	$22.00
3rd Quarter 2002	26.70	17.00
4th Quarter 2002	25.10	19.50

      We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness prohibit the payment of cash dividends. Accordingly, we do not anticipate paying any such dividends in the foreseeable future.

      As of December 31, 2002, there were approximately 44 stockholders of record of our class A common stock, 25 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

      The common stock of LIN Television Corporation has not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and is not listed on any national securities exchange. As of December 31, 2002, there was no established public trading market for the common stock of LIN Television Corporation. All of the outstanding common stock of LIN Television Corporation is indirectly held by LIN TV Corp.

Use of Proceeds from Registered Securities

      The effective date of our registration statement, filed on Form S-1 (Commission File No. 05-0501252) under the Securities Act of 1933, relating to our initial public offering of our class A common stock, was May 2, 2002. A total of 19,550,000 shares were sold in the offering at a price of $22.00 for gross proceeds of $430.1 million. The managing underwriters for this offering were Deutsche Bank Securities Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated. The underwriting discounts and commissions and other expenses totaled approximately $30.2 million for net proceeds of $399.9 million.

      The initial public offering was completed on May 3, 2002.

      We have used, or intend, to use the net proceeds from this offering, together with other available funds from the other transactions, as described in the table below, which reflects amounts as of December 31, 2002.

Cash Sources

	(in millions)

Gross proceeds of the initial public offering	$430.1
Proceeds from redemption of Southwest Sports Group preferred units	60.8	(a)

Total	$490.9

Cash Uses

	(in millions)

LIN TV Corp.:
Senior credit facilities	$192.3
Sunrise/ STC Broadcasting:
Senior credit facilities	21.2
11% senior subordinates notes due 2007	108.0	(b)
14% senior subordinates notes due 2008	3.5	(c)
14% redeemable preferred stock	10.8	(d)
Discounts, commissions and other expenses	30.2
Cash payments to Hicks Muse affiliates	13.5	(e)
Cash and cash equivalents to be used for general corporate purposes	111.4

Total	$490.9

a)	Includes $10.8 million of accumulated interest on Southwest Sports Group preferred units through May 8, 2002, the redemption date.

b)	Includes accretion and accrued interest of $8.0 million through May 8, 2002, the redemption date.

c)	Includes $2.5 million in principal redemption plus $1.0 million of accrued interest through May 8, 2002. Excludes $33.3 million of the Sunrise 14% senior subordinated notes, fair value as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

d)	Includes $5.0 million of principal redemption plus $5.8 million of accretion and accrued interest through May 8, 2002. Excludes $54.4 million of the STC Broadcasting 14% redeemable preferred stock, fair value as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

e)	Includes a $6.2 million payment related to the amendment of our financial advisory agreement and the termination of our monitoring and oversight agreement with Hicks Muse Partners on May 8, 2002 and a $7.3 million payment on August 23, 2002 consisting of $7.1 million in principal and accrued interest of $200,000.

Item 6.     Selected Financial Data

      Set forth below is selected consolidated financial data of LIN TV Corp. and LIN Television Corporation, for each of the five years in the period ended December 31, 2002. The selected financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is derived from audited consolidated financial statements that appear elsewhere in this filing. The selected financial data as of December 31, 2000, 1999 and 1998 and for the year ended December 31, 1999 and the period from March 3, 1998 to December 31, 1998 is derived from audited consolidated financial statements that are not presented in this filing. The selected financial data for the period from January 1, 1998 to March 2, 1998 is derived from audited consolidated financial statements of the predecessor business that are not presented in this filing. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of LIN TV Corp. and its predecessor, and the notes thereto. Because of the revaluation of assets and liabilities, and the related impact to the balance sheets and statements of operations, as a result of the acquisition of the predecessor business by LIN TV Corp. on March 3, 1998, the financial statements of the predecessor business for the period prior to March 3, 1998 are not directly comparable to those of LIN TV Corp. subsequent to that date. The historical results presented are not necessarily indicative of future results.

						Predecessor
	LIN TV Corp.
						Period
					Period from	from
	Year Ended December 31,				March 3 -	January 1 -
					December 31,	March 2,
	2002	2001	2000	1999	1998	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$349,594	$271,038	$295,706	$224,446	$189,536	$43,804
Operating costs and expenses:
Direct operating	96,409	81,373	78,693	57,292	48,812	11,117
Selling general and administrative	80,691	64,630	64,193	49,123	42,168	11,701
Corporate	12,508	8,436	9,270	7,900	7,130	1,170
KXTX management fee	—	—	—	1,178	8,033	—
Amortization of program rights	20,759	21,847	21,214	15,029	10,712	2,743
Depreciation and amortization of intangible assets	28,658	65,925	63,734	57,934	45,199	4,581
Restructuring charge	909	—	—	—	—	—

Total operating costs and expenses	239,934	242,211	237,104	188,456	162,054	31,312

Operating income	109,660	28,827	58,602	35,990	27,482	12,492
Other (income) expenses, net:
Interest expense	95,775	97,646	92,868	68,689	53,576	2,764
Share of (income) loss in equity investments	(6,328)	4,121	(365)	5,488	6,037	244
Merger expense(1)	—	—	—	—	—	8,616
(Gain) loss on derivative instruments	(5,552)	5,552	—	—	—	—
Gain on redemption of investment in Southwest Sports Group	(3,819)	—	—	—	—	—
Fee on termination of Hicks Muse agreement	16,000	—	—	—	—	—
Other, net	(25)	(2,954)	(1,288)	(1,122)	(1,220)	(98)

Total other expense, net	96,051	104,365	91,215	73,055	58,393	11,526

Income (loss) from continuing operations before provision for (benefit from) income tax, extraordinary item and cumulative effect of change in accounting principle	13,609	(75,538)	(32,613)	(37,065)	(30,911)	966
Provision for (benefit from) income taxes	27,481	(18,227)	1,581	(3,039)	(3,652)	3,710

Loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(13,872)	(57,311)	(34,194)	(34,026)	(27,259)	(2,744)
Discontinued operations:
Income from discontinued operations, net of tax	(40)	—	—	—	—	—
Gain from sale of discontinued operations, net of tax	(982)	—	—	—	—	—
Extraordinary item, net of tax	3,676	4,410	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	30,689	—	—	—	—	—

Net loss	$(47,215)	$(61,721)	$(34,194)	$(34,026)	$(27,259)	$(2,744)

						Predecessor
	LIN TV Corp.
						Period
					Period from	from
	Year Ended December 31,				March 3 -	January 1 -
					December 31,	March 2,
	2002	2001	2000	1999	1998	1998

	(In thousands, except per share data)
Basic and diluted income (loss) per common share:
Loss from continuing operations before provision for (benefit from) income tax, extraordinary item and cumulative effect of change in accounting principle	$(0.33)	$(2.23)	$(1.33)	$(1.32)	$(1.06)
Income from discontinued operations, net of tax	0.02	—	—	—	—
Extraordinary item, net of tax	(0.09)	(0.17)	—	—	—
Cumulative effect of change in accounting principle, net of tax	(0.73)	—	—	—	—
Net loss	(1.13)	(2.40)	(1.33)	(1.32)	(1.06)
Weighted average number of common shares outstanding used in calculating basic and diluted income (loss) per common share	41,792	25,688	25,687	25,682	25,682
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$143,860	$17,236	$7,832	$17,699	$41,349
Intangible assets, net	1,728,485	1,592,463	1,600,882	1,546,392	1,444,600
Total assets	2,334,370	2,036,286	2,045,363	1,952,685	1,800,890
Total debt	864,520	1,056,223	998,257	857,626	683,580
Total stockholder’s equity	860,205	404,654	466,190	499,915	532,409
Cash Flow Data (Net cash provided by (used in)):
Operating activities	$75,030	$42,192	$58,106	$21,717	$65,446	$8,416
Investing activities	33,367	(56,376)	(174,081)	(197,269)	(1,753,865)	(1,468)
Financing activities	18,227	23,588	106,108	151,902	1,729,768	1,071
Net increase (decrease) in cash and cash equivalents	126,624	9,404	(9,867)	(23,650)	41,349	8,019
Other Data:
Non-cash expenses (credits)	$70	$(1,561)	$(900)	$603	$493	$275
Capital distribution from equity investments	6,405	6,583	815	—	—	—
Program payments	(22,475)	(22,386)	(22,750)	(15,293)	(10,497)	(4,157)

(1)	During 1998, our predecessor business incurred financial, legal advisory and regulatory filing fees in connection with its subsequent acquisition by LIN TV Corp.

	LIN Television Corporation					Predecessor

					Period from	Period from
	Year Ended December 31,				March 3 -	January 1 -
					December 31,	March 2,
	2002	2001	2000	1999	1998	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$349,594	$271,038	$295,706	$224,446	$189,536	$43,804
Operating costs and expenses:
Direct operating	96,409	81,373	78,693	57,292	48,812	11,117
Selling, general and administrative	80,691	64,630	64,193	49,123	42,168	11,701
Corporate	12,508	8,436	9,270	7,900	7,130	1,170
KXTX management fee	—	—	—	1,178	8,033	—
Amortization of program rights	20,759	21,847	21,214	15,029	10,712	2,743
Depreciation and amortization of intangible assets	28,658	65,925	63,734	57,934	45,199	4,581
Restructuring charge	909	—	—	—	—	—

Total operating costs and expenses	239,934	242,211	237,104	188,456	162,054	31,312

Operating income	109,660	28,827	58,602	35,990	27,482	12,492
Other (income) expense, net:
Interest expense	54,503	64,124	67,126	45,315	35,577	2,764
Share of (income) loss in equity investments	(6,328)	4,121	(365)	5,488	6,037	244
Merger expense(1)	—	—	—	—	—	8,616
(Gain) loss on derivative instruments	(5,552)	5,552	—	—	—	—
Gain on redemption of investment in Southwest Sports Group	(3,819)	—	—	—	—	—
Fee on termination of Hicks Muse agreement	16,000	—	—	—	—	—
Other, net	(25)	(2,954)	(1,288)	(1,122)	(1,220)	(98)

Total other expense, net	54,779	70,843	65,473	49,681	40,394	11,526

Income (loss) from continuing operations before provision for (benefit from) income tax, extraordinary item and cumulative effect of change in accounting principle	54,881	(42,016)	(6,871)	(13,691)	(12,912)	966
Provision for (benefit from) income taxes	24,368	(6,728)	10,590	5,141	2,648	3,710

Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	30,513	(35,288)	(17,461)	(18,832)	(15,560)	(2,744)

	LIN Television Corporation					Predecessor

					Period from	Period from
	Year Ended December 31,				March 3 -	January 1 -
					December 31,	March 2,
	2002	2001	2000	1999	1998	1998

	(In thousands, except per share data)
Discontinued operations:
Income from discontinued operations, net of tax	(40)	—	—	—	—	—
Gain from sale of discontinued operations, net of tax	(982)	—	—	—	—	—
Extraordinary item, net of tax	1,597	4,410	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	30,689	—	—	—	—	—

Net loss	$(751)	$(39,698)	$(17,461)	$(18,832)	$(15,560)	$(2,744)

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$143,860	$17,236	$7,832	$17,699	$41,349
Intangible assets, net	1,694,625	1,592,463	1,600,882	1,546,392	1,444,600
Total assets	2,293,030	2,026,171	2,036,207	1,942,252	1,789,178
Total debt	503,640	687,203	725,132	618,966	467,015
Total stockholders’ equity	1,180,611	728,573	696,670	713,662	730,962
Cash Flow Data (Net cash provided by (used in)):
Operating activities	$75,030	$42,192	$58,106	$21,717	$65,446	$8,416
Investing activities	33,367	(56,376)	(174,081)	(197,269)	(1,753,865)	(1,468)
Financing activities	18,227	23,588	106,108	151,902	1,729,768	1,071
Net increase (decrease) in cash and cash equivalents	126,624	9,404	(9,867)	(23,650)	41,349	8,019
Other Data:
Non-cash expenses (credits)	$70	$(1,561)	$(900)	$603	$493	$275
Capital distribution from equity investments	6,405	6,583	815	—	—	—
Program payments	(22,475)	(22,386)	(22,750)	$(15,293)	(10,497)	(4,157)

(1)	During 1998, our predecessor business incurred financial, legal advisory and regulatory filing fees in connection with its subsequent acquisition by LIN TV Corp.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

      This filing contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	loss of network affiliations;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the Federal Communications Commission “duopoly” rule;

•	and changes in general economic conditions in the markets in which we compete.

      Many of these factors are beyond our, and our management’s, control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For further information or other factors, which could affect our financial results and such forward-looking statements, see “Item 1. Business — Factors That May Affect Future Results.”

Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Long-lived Assets and Intangible Assets

      We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

      We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

      We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

      As required by SFAS No. 142, we completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an impairment test as of December 31, 2002. As a result of these tests, an impairment of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. No further adjustments were necessary as of December 31, 2002.

      We use an outside appraisal firm to determine the fair value of our broadcast licenses. The assumptions used in the valuation testing have certain subjective components including, anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

Valuation Allowance for Deferred Tax Assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such a determination was made.

Revenue Recognition

      We recognize broadcast revenue during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgement is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recorded $12.5 million, $12.2 million, and $9.3 million of barter revenue for the years ended December 31, 2002, 2001 and 2000, respectively, and barter expense of $12.4 million, $12.0 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Accounting for Stock-Based Compensation

      We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. We adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only. If we had applied the fair value recognition provisions of SFAS No. 123, our net loss for the years ended December 31, 2002, 2001 and 2000 would have been $48.6 million, $64.4 million and $36.7 million, respectively, reflecting non-cash compensation charges of

$2.2 million, $2.6 million, and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When analyzing the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical levels of bad debts, customer concentrations, customer credit worthiness, and current economic trends. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $71.3 million and $58.3 million at December 31, 2002 and 2001, respectively.

Amortization of Program Rights

      We charge program rights to operations over the estimated broadcast period of the underlying programs. Program rights are analyzed by management on an ongoing basis through a review of ratings, among other factors. If a program is receiving poor ratings, then it may need to be written down to reflect lower than initially expected future advertising revenue.

      If an expected broadcast period is shortened due, for example, to cancellation as a result of poor ratings, we would be required to write-off the remaining value of the related program rights on an accelerated basis or possibly immediately and this write-off would be reflected as an operating expense. Our program rights balance was $23.5 million and $20.1 million at December 31, 2002 and 2001, respectively.

Guarantee of GECC Note

      Our financial statements do not reflect the General Electric Capital Corporation note (“GECC Note”) that was provided in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. We expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation, but is recourse to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture, and our equity interest, to us pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, including through a disposition or liquidation of all its assets, GECC could require us to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including: (1) GECC could force us to sell the stock of LIN Television to satisfy outstanding amounts under the GECC note; (2) if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our senior credit facilities, senior notes and senior subordinated notes; and (3) if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations, and the likelihood of a default under the GECC note, are primarily within NBC’s control.

      We believe that with current revenue levels, the joint venture will have adequate cash provided by its operating activities to make future interest payments as required by the GECC note.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS 145 by us on January 1, 2003 will result in a reclassification of approximately $5.7 million of previously recorded extraordinary losses on early extinguishment of debt to operating expense.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,”(“SFAS 148”) which amends SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 148 provides alternative methods of transition for the voluntary change to a fair value based method of accounting for stock-based compensation. In addition, SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. As encouraged by the FASB, we have elected to early adopt the annual disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. FIN 45 is effective for financial statements issued for periods ending after December 15, 2002. We do not expect the application of FIN 45 to have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities created after January 31, 2003. We do not expect the application of FIN 46 to have a material impact on our financial position or results of operations.

Overview

      Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities. Our operating expenses from owning and operating television stations are primarily from programming, newsgathering, employee compensation, production, promotion and the solicitation of advertising.

      We receive revenues for advertising sold for placement within and adjoining our locally originated programming and within and adjoining our network and syndicated programming. Advertising rates for a given station are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program’s popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the station’s market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Our advertising rates are also affected by our sales force and the development of projects, features and programs that tie advertiser messages to programming.

      Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates. During years in which the Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts.

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions.

      Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

      We are also dependent on automotive-related advertising. Approximately 22%, 21% and 22% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially and adversely affect our results of operations. For a discussion of other factors that may affect our business, see “Factors That May Affect Future Results.”

      We have had net losses of $47.2 million, $61.7 million and $34.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, as of December 31, 2002, we had an accumulated deficit of $204.4 million.

Business Combinations and Dispositions

      We have developed our business through a combination of acquisitions, dispositions and organic growth. We were acquired by a group of investors led by Hicks Muse on March 3, 1998. Thereafter, we have acquired and disposed of the following businesses and assets:

•	On June 3, 1999, we contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, a Texas limited liability company and an entity in which affiliates of Hicks Muse has a substantial economic interest. In exchange, we received 500,000 units of Southwest Sports Group Holding’s series A preferred units, par value $100.00 per unit, valued at $47.0 million (exclusive of accrued interest) at the time of the transaction.

•	On June 30, 1999, we acquired the assets of WOOD-TV and the LMA rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market. The total purchase price, including transaction costs, for the acquisition was approximately

$142.4 million and was funded by a combination of operating funds and $93.0 million of borrowings under our senior credit facilities.

•	On October 19, 1999, we acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent television station in San Juan, Puerto Rico. The total purchase price, including transaction costs, for the acquisition was approximately $71.8 million, and was funded by a combination of operating funds and $60.0 million of borrowings under our senior credit facilities.

•	On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest in certain assets of WAND-TV, including its broadcast license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership.

•	On August 15, 2000, we formed Banks Broadcasting Inc. with 21st Century Group, L.L.C., an entity in which Hicks Muse has a substantial economic interest, and BancAmerica Capital Investors SBICI, L.P. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Century both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting. Banks Broadcasting owns and operates KWCV-TV, the WB affiliate serving the Wichita-Hutchinson, Kansas market, and owns and operates KNIN-TV, a UPN affiliate serving the Boise, Idaho market. As of December 31, 2002, we have made an investment of $16.8 million in Banks Broadcasting.

•	On November 10, 2000, we acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield-Holyoke, Massachusetts. The total purchase price, including transaction costs, for the acquisition was approximately $128.0 million, and was funded by borrowings under our senior credit facilities. Although we did not own or control the assets or broadcast license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity as a result of our $75.0 million guarantee of WWLP Holdings debt and other factors, and we were deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with our results of operations since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

•	On June 5, 2001, we acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, we assumed an existing LMA agreement with Sunrise, an entity in which Hicks Muse had a substantial economic interest, under which STC Broadcasting operated WNAC-TV. The total purchase price was approximately $2.5 million, and was funded with a note payable to Sunrise.

•	On July 25, 2001, we acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent television station located in Buffalo, New York. We operated WNLO-TV from January 29, 2001 until July 25, 2001 under an LMA. The total purchase price, including transaction costs, was approximately $26.0 million, and was funded by operating funds.

•	On August 2, 2001, we acquired all of the outstanding common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico, and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transaction costs, was approximately $11.7 million, and was funded by operating funds.

•	On May 2, 2002, concurrent with the consummation of our initial public offering, we acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, six of which are now owned and operated by us and one station that is operated by us under an LMA agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. In conjunction with the acquisition of Sunrise, we sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million and we retained the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, on which date we sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

•	On December 20, 2002, we acquired for $4.3 million, the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television.

•	On December 13, 2002, we entered into an agreement with Mission Broadcasting, Inc. to sell the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas for $10.0 million in cash plus working capital. On January 1, 2003, Mission Broadcasting began operating both stations under a local market agreement. As of December 31, 2002, we had received a $1.5 million deposit and we expect to close the transaction in the first quarter of 2003.

Results of Operations

      Set forth below are the significant factors that contributed to our operating results for the years ended December 31, 2002, 2001 and 2000. Our results of operations from year to year are significantly affected by the impact of our acquisitions of Sunrise in 2002, WNLO-TV, WNAC-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001, WLFI-TV and WWLP-TV in 2000 and our disposition of WAND-TV in 2000. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance.

	Year Ended December 31,

	2002	2001	2000

Net revenues	$349,594	$271,038	$295,706
Operating costs and expenses:
Direct operating	96,409	81,373	78,693
Selling, general and administrative	80,691	64,630	64,193
Corporate	12,508	8,436	9,270
Amortization of program rights	20,759	21,847	21,214
Depreciation and amortization of intangible assets	28,658	65,925	63,734
Restructuring charge	909	—	—

Total operating costs and expenses	$239,934	$242,211	$237,104

Operating income	$109,660	$28,827	$58,602

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

      Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues and tower rental income.

      Net revenues increased approximately 29.0% to $349.6 million for the year ended December 31, 2002, from $271.0 million for the prior year. The increase is due to an increase in political revenue of $22.4 million for the 2002 campaign election cycle and a general improvement in the advertising market of

$15.6 million. Included in these increases are the results of the Sunrise acquisition, which contributed an additional $40.6 million of net revenues for the year ended December 31, 2002.

      Approximately 92.2% of net revenues for the year ended December 31, 2002, were derived from net advertising revenues compared to 91.2% for the prior year. Net advertising revenues increased by 30.4% to $322.3 million for the year ended December 31, 2002 from $247.3 million for the prior year, primarily for the same reasons as for net revenues described above.

      Network revenue represents amounts paid to us for broadcasting network programming provided by CBS, NBC, and ABC less amounts that we pay to FOX and the WB for broadcasting their network programming. Network revenues increased 15.3% to $10.5 million for the year ended December 31, 2002 from $9.1 million for the prior year. This increase is primarily due to the Sunrise acquisition.

     Operating Costs and Expenses

      Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased 18.5% to $96.4 million for the year ended December 31, 2002, from $81.4 million for the prior year. This increase is primarily due to the Sunrise acquisition that added $11.6 million in direct operating expenses.

      Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased 24.9% to $80.7 million for the year ended December 31, 2002 from $64.6 million for the prior year. The increase is primarily due to the Sunrise acquisition and to $10.6 million of selling costs directly related to the net revenue increase.

      Corporate expenses, related to costs associated with the centralized management of our stations, increased 48.3% to $12.5 million for the year ended December 31, 2002, from $8.4 million for the prior year. This increase is due to pension expense of $1.6 million, additional salary expense of $400,000, and an increase in general insurance costs of $700,000, offset by a reduction in the Hicks Muse Partners monitoring and oversight agreement fees of $900,000. In addition, we incurred a compensation charge of $600,000 related to severance and retirement compensation for a senior executive, an additional bonus charge of $500,000 related to improved operating income and due diligence fees of $500,000 in 2002.

      Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights decreased 5.0% to $20.8 million for the year ended December 31, 2002, from $21.8 million for the prior year. This decrease is due to lower program costs of approximately $3.3 million at WAPA-TV, in Puerto Rico, partially offset by an increase of $2.9 million due to the Sunrise acquisition.

      Depreciation and amortization of intangible assets decreased 56.5% to $28.7 million for the year ended December 31, 2002, from $65.9 million for the prior year. This decrease is primarily due to the discontinuance of the amortization of goodwill and broadcast licenses, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and the replacement of such amortization by periodic impairment testing.

      As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas in the fourth quarter of 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. We paid approximately $402,000 for severance pay and benefits through December 31, 2002, and expect to pay the balance during the first quarter of 2003.

     Other (Income) Expense

      Interest expense decreased 1.9% to $95.8 million for the year ended December 31, 2002, from $97.6 million for the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering.

      Interest expense for LIN Television decreased 15.0% to $54.5 million for the year ended December 31, 2002, from $64.1 million for the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering.

      Investment income, consisting of accrued interest on our preferred units in Southwest Sports Group and investment income earned on cash balances, decreased 20.7% to $3.1 million for the year ended December 31, 2002, from $4.0 million for the prior year, due to the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 2, 2002, which resulted in a gain of $3.8 million, partially offset by an increase in investment income earned on cash and cash equivalent balances.

      Share of income in equity investments increased to $6.3 million for the year ended December 31, 2002, from a loss in equity investments of $4.1 million for the prior year. This increase is primarily the result of the operating performance of the stations included in our joint venture with NBC.

      Gain or loss on derivative instruments, derived from the marking-to-market of interest rate collar, cap and swap arrangements for the year ended December 31, 2002, increased to a gain of $5.6 million from a loss of $5.6 million for the last year. This increase was due to fluctuations in market interest rates.

      We incurred a $16.0 million expense in 2002 related to the termination of the monitoring and oversight agreement with Hicks Muse Partners and the amendment of the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees.

      We recorded in other expenses a loss of $2.8 million related to an investment in an internet company in the second quarter of 2002. This amount reflects an impairment of our initial investment as a result of a reduction in the value of the internet company which, in the opinion of management, is other than temporary.

     Provision for (Benefit from) Income Taxes

      Our provision for income taxes increased to approximately $27.5 million for the year ended December 31, 2002, from a benefit of $18.2 million for the prior year. This increase was primarily due to recording a non-cash charge of approximately $19.9 million to establish a valuation allowance against our deferred tax assets for the period ended March 31, 2002. We reduced this valuation allowance, resulting in a reduction of the provision, to $17.1 million as of December 31, 2002. The reduction was due to the improved operating results for the year ended December 31, 2002.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets we recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

      We had cash tax payments of approximately $1.0 million dollars for each of the years ended December 31, 2002 and 2001. This net cash tax payment included a $600,000 refund for the year ended December 31, 2002.

      LIN Television’s provision for income taxes increased to $24.4 million for the year ended December 31, 2002, from a benefit from income taxes of $6.7 million for the prior year. This increase was primarily due to improved operating income for 2002.

      LIN Television had cash tax payments of approximately $1.0 million dollars for each of the years ended December 31, 2002 and 2001. This net cash tax payment included a $600,000 refund for the year ended December 31, 2002.

     Net loss

      Net loss decreased approximately 23.5% to $47.2 million for the year ended December 31, 2002, from $61.7 million for the prior year. This increase is primarily due to the increase of net political revenues, general improvement in the advertising market and the acquisition of Sunrise noted above, offset by an impairment loss of $47.2 million ($30.7 million, net of tax benefit) recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value and extraordinary charges of $5.7 million ($3.7 million, net of tax benefit) related to the early settlement of debt.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues

      Net revenues decreased approximately 8.3% to $271.0 million for the year ended December 31, 2001, from $295.7 million for the prior year. The decrease is primarily due to a decrease of $21.0 million in political advertising for the 2000 campaign election cycle and a decrease of $13.4 million in demand for national advertising that began in the third quarter of 2000 and continued into the fourth quarter of 2001. These decreases were partially offset by a $6.3 million reduction in agency commissions paid during the year. We believe that reduced demand for national advertising was generally the result of the slowdown in the general U.S. economy over this period.

      Approximately 91.3% of net revenues for the year ended December 31, 2001, were derived from net advertising revenues compared to 91.9% for the prior year. Net advertising revenues decreased by 9.0% to $247.3 million for the year ended December 31, 2001 from $271.8 million for the prior year, primarily for the same reasons as for net revenues described above.

      Network revenues decreased 12.5% to $9.1 million for the year ended December 31, 2001 from $10.4 million for the prior year. This decrease is primarily due to an increase of $900,000 in reverse compensation paid to FOX.

     Operating Costs and Expenses

      Direct operating expenses, increased 3.4% to $81.4 million for the year ended December 31, 2001, from $78.7 million for the prior year. This increase is primarily due to startup costs of $1.4 million for the low power television stations in Grand Rapids, Michigan and WNLO-TV in Buffalo, New York and a net increase of $4.4 million due to the acquisitions of WLFI-TV, WWLP-TV, WKPV-TV, WJWN-TV and WJPX-TV, partially offset by the disposition of WAND-TV.

      Selling, general and administrative expenses, remained relatively flat over the prior year, increasing only 0.7% to $64.6 million for the year ended December 31, 2001, from $64.2 million for the prior year.

      Corporate expenses decreased 9.0% to $8.4 million for the year ended December 31, 2001, from $9.3 million for the prior year. This decrease is due to certain operating expenses being allocated to the stations as compared to last year.

      Amortization of program rights increased 3.0% to $21.8 million for the year ended December 31, 2001, from $21.2 million for the prior year.

      Depreciation and amortization of intangible assets increased 3.4% to $65.9 million for the year ended December 31, 2001, from $63.7 million for the prior year. This increase was principally driven by the amortization of goodwill and other intangible assets associated with the acquisitions of WNAC-TV, WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001.

     Other (Income) Expense

      Interest expense increased 5.1% to $97.6 million for the year ended December 31, 2001, from $92.9 million for the prior year. This increase was primarily due to the issuance of the senior notes and senior discount notes in June 2001 that resulted in additional interest expense of $14.8 million for the year ended December 31, 2001. This increase was partially offset by the early retirement of a portion of our senior credit facilities using proceeds from the issuance of the notes and a decrease in interest expense of $3.2 million due to our lower financing costs associated with the acquisition of WWLP-TV on March 31, 2000.

      Interest expense for LIN Television decreased 4.5% to $64.1 million for the year ended December 31, 2001, from $67.1 million for the prior year. This decrease was due to the early retirement of a portion of our senior credit facilities using proceeds from the issuance of the notes. This decrease was partially offset by an increase of $9.7 million due to the issuance of the Senior notes in June 2001.

      Investment income, principally consisting of accrued interest on our preferred units in Southwest Sports Group, decreased 2.5% to $4.0 million for the year ended December 31, 2001, from $4.1 million for the prior year, due to a decrease on interest earned on cash balances.

      Share of loss in equity investments increased to $4.1 million for the year ended December 31, 2001, from income in equity investments of $365,000 for the prior year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     Provision for (Benefit from) Income Taxes

      Benefit from income taxes increased to $18.2 million for the year ended December 31, 2001, from a provision for income taxes of $1.6 million for the prior year. This increase was primarily due to larger operating losses in 2001 exceeding the amount of non-deductible goodwill amortization. Our benefit from income taxes in 2001 is net of a provision for income taxes of $1.7 million, related to the non-cash use of previously unrecognized net operating losses acquired in connection with our 1999 purchase of WAPA-TV.

      LIN Television’s benefit from income taxes increased to $6.7 million for the year ended December 31, 2001, compared with a provision for income taxes of $10.6 million for prior year. This increase was primarily due to larger operating losses in 2001 exceeding the amount of non-deductible goodwill amortization. Our benefit from income taxes in 2001 is net of a provision for income taxes of $1.7 million, related to the non-cash use of previously unrecognized net operating losses acquired in connection with our 1999 purchase of WAPA-TV.

Net loss

      Net loss increased approximately 80.5% to $61.7 million for the year ended December 31, 2001, from $34.2 million for the prior year. This increase was primarily due to the loss of political and national advertising noted above.

Liquidity and Capital Resources

      Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities as well as funds from our initial public offering in May 2002. At December 31, 2002, we had cash and cash equivalents of $143.9 million, short-term investments of $23.7 million and $191.9 million of committed credit facilities, with the flexibility to increase the revolving portion of our senior credit facilities to up to $235.0 million.

      Net cash provided by operating activities for the year ended December 31, 2002 was $75.0 million, compared to $42.2 million for the prior year. This increase is primarily due to the increase of net political revenues, general improvement in the advertising market and the acquisition of Sunrise noted above.

      Net cash provided by investing activities was $33.4 million for the year ended December 31, 2002, compared to net cash used in investing activities of $56.4 million for the prior year. The increase was primarily the result of the $60.8 million in proceeds from the redemption of our Southwest Sports Group preferred units, $38.5 million in proceeds from the sale of KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV and the broadcast license of WNAC-TV, and a $1.5 million deposit on the agreement to sell KRBC-TV and KACB-TV, offset by the purchase of $23.5 million of short-term investments, and a decrease of $37.0 million in payments for business combinations.

      Net cash provided by financing activities was $18.2 million for the year ended December 31, 2002, compared to $23.6 million for the prior year. The change was primarily due to $399.9 million in net proceeds from the initial public offering of common stock, partially offset by an increase in principal payments on debt of approximately $105.6 million, redemption of Sunrise preferred stock of approximately $10.8 million, and a reduction of $267.0 million in proceeds from long-term debt from period to period.

      We used a portion of the initial public offering proceeds to repay debt and accrued interest and premiums of $325.0 million. This included the repayment of our senior credit facilities of $192.3 million. In addition, we used a portion of the initial public offering proceeds to repay the Sunrise debt and accrued interest and premiums which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the our class B common stock. We repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, we exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for shares of our class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

      Our capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. Our capital expenditures were $39.3 million, $21.5 million and $29.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. We expect that we will make capital expenditures of approximately $35.0 million in the year ended December 31, 2003, of which approximately $5.8 million will be required to complete construction of our digital television stations. Since December 31, 1998, we have invested approximately $47.6 million to prepare our towers and transmitter buildings for the upcoming transition to digital television. We anticipate that we will be able to meet our currently anticipated capital expenditure requirements with internally generated funds and borrowings.

      General Electric Capital Corporation, or GECC, provided debt financing in connection with the formation of our joint venture with NBC in the form of an $815.5 million 25-year non-amortizing, senior secured note bearing an initial interest rate of 8.0% per annum. We expect that interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation and is recourse to the joint venture, our equity interests in the joint venture and, after exhausting all remedies against the assets of the joint venture and our equity interest, to LIN TV Corp. pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recover amounts owed under the GECC note from the joint venture, including through a disposition or liquidation of all its assets, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including:

•	since we have no assets other than our ownership in our subsidiaries, GECC could sell the stock of all or a portion of these subsidiaries to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC note, it could cause an acceleration of our senior credit facilities and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Contractual Obligations

      The following table summarizes our estimated material contractual cash obligations at December 31, 2002 (in thousands):

				More than
	2003	2004-2006	2007-2008	5 Years

Principal payments and mandatory redemptions on debt(1)	$106,154	$—	$779,846	$—
Cash interest on debt(2)	67,645	217,935	82,533	—
Capital commitments(3)	1,500	—	—
Program rights payments(4)	18,352	21,483	482	449
Operating leases(5)	1,012	1,834	585	1,898
Local marketing agreement payment(6)	1,292	3,810	33	—

Total	$195,955	$245,062	$863,479	$2,347

(1)	We have paid the mandatory redemption of $106.2 million on our 10% Senior Discount Notes on March 3, 2003. In addition, on March 10, 2003, we redeemed and retired the remaining 10% Senior Discount Notes issued by LIN Holdings Corp., totaling $269.8 million.

(2)	We have contractual obligations to pay cash interest of approximately $70.1 million per year through 2008 on the 8% Senior Notes, 8 3/8% Senior Subordinated Notes, 10% Senior Discount Notes and 10% Senior Discount Notes, as well as the commitment fees of approximately 0.375% on our Senior Credit Facility.

(3)	We have committed capital expenditures of approximately $1.5 million associated with the construction of our digital television stations.

(4)	We have also entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $24.1 million of program obligations as of December 31, 2002 and have unrecorded commitments of $16.7 million for programming that is not available to air as of December 31, 2002.

(5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(6)	We have entered into an option and put agreement that would enable or require us to purchase KNVA-TV for a fixed amount under certain conditions. Given the changes in Federal Communications Commission ownership rules, we, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put option was approximately $4.1 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2002. In connection with its LMAs for WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $5.1 million as of December 31, 2002.

      Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.

      On February 7, 2003, we obtained a new $175.0 million Term Loan for LIN Television. We used the proceeds from the new loan, a draw down of $75.0 million from the existing revolving credit facility, and cash on hand to retire the debt of LIN Holdings Corp., our wholly owned subsidiary, consisting of the $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The repayment of these notes was effected on March 10, 2003 and the mandatory debt repayment of $106.2 million was made on March 3, 2003. These repayments will result in a charge of $7.2 million on early extinguishment.

Inflation

      We believe that our businesses are affected by inflation to an extent no greater than other businesses generally.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We have been historically exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives; however, there was no outstanding balance as of December 31, 2002 under our senior credit facilities.

      We have used derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $430.0 million at December 31, 2001, to mitigate the impact of the variability in interest rates in connection with our variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002, we held no derivative instruments. The aggregate fair value of the arrangements at December 31, 2001 was a liability of $5.6 million. Other (income) expense for the year ended December 31, 2002 and 2001 includes a income of $5.6 million and loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments. We do not use derivative financial instruments for speculative or trading purposes.

      We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. Our cash equivalents consist of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of our cash equivalents due to their immediate available liquidity or their short term maturity. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 8.	Financial Statements and Supplementary Data

      See index on page F-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There are no changes in or disagreements with our accountants on any accounting or financial disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table provides information concerning our directors and executive officers:

		Class of
Name	Age	Directors(1)	Position

Gary R. Chapman	59	III	Director, Chairman, President and Chief Executive Officer
Randall S. Fojtasek	39	II	Director
Royal W. Carson III	53	III	Director
William S. Banowsky	41	I	Director
Antoinette Cook Bush	46	II	Director
Wilma H. Jordan	53	III	Director
Dr. William H. Cunningham(2)	59	I	Director
Paul Karpowicz	49	II	Director and Vice President of Television
Gregory M. Schmidt	52		Vice President of New Development, General Counsel and Secretary
Deborah R. Jacobson	43		Vice President of Corporate Development and Treasurer
Peter E. Maloney	48		Vice President of Finance
John S. Viall	59		Vice President of Engineering and Operations
Denise M. Parent	39		Vice President, Deputy General Counsel
William A. Cunningham(2)	45		Vice President, Controller

(1)	Class I directors serve on the Board of Directors until the 2004 meeting of stockholders, Class II directors serve on the Board of Directors until the 2005 meeting of stockholders and Class III directors serve on the Board of Directors until the 2003 meeting of stockholders.

(2)	There is no relationship between Dr. William H. Cunningham and William A. Cunningham.

      Gary R. Chapman has been Chairman since August 2000 and has been President since 1989 and a director and Chief Executive Officer since November 1994. Mr. Chapman served as Joint Chairman of the National Association of Broadcasters from 1991 to 1993 and serves as a board member of the Advanced Television Test Center. Currently, Mr. Chapman serves as the Chairman on the Board of Directors of the Association for Maximum Service Television and is Co-Chairman of the Advisory Board of Governors for the National Association of Broadcasters Education Foundation.

      Randall S. Fojtasek has been a director since August 2000. Mr. Fojtasek is a founding member of Brazos Investment Partners LLC, a private equity investment firm focusing on middle market buyouts and leveraged recapitalizations. Prior to joining Brazos in 1999, Mr. Fojtasek served as President and Chief Executive Officer of Atrium Companies, Inc., a manufacturer and distributor of building products. He joined Atrium in 1989, and was Chief Executive Officer from 1993 to 1999.

      Royal W. Carson, III, has served as a director since August 2000. He is Chairman and President of Carson Private Capital and has over 28 years of experience in the origination, structuring, and monitoring of private investments and investment funds. Mr. Carson served as Chairman and Chief Executive Officer of Carson Petroleum Corporation from 1977 to 1982. Mr. Carson serves on the Advisory Board of Olympus Real Estate Fund II, L.P. and Hicks, Muse, Tate & Furst Europe Fund, L.P. and also serves as a director of various privately held corporations and community organizations.

      Dr. William H. Cunningham began serving at the University of Texas at Austin in 1971 as a Professor of Marketing and held the following additional positions: James L. Bayless Chair for Free Enterprise from 1986 to present; the President of the University of Texas at Austin from 1985 to 1992; and Dean of College of Business Administration/ Graduate School of Business from 1983 to 1985. Dr. Cunningham was also Chancellor of the University of Texas System from 1992 to 2000. Dr. Cunningham currently serves on the board of directors of Jefferson-Pilot Corporation, Southwest Airlines Co. and Introgen Therapeutics, Inc. Dr. Cunningham also serves as a disinterested director of the John Hancock Funds. He is a member of the Philosophical Society of Texas, a trustee for the Southwest Research Institute and a director of the greater Austin Crime Commission. Dr. Cunningham received his B.B.A., M.B.A. and Ph.D. from Michigan State University. Dr. Cunningham served as a director of Sunrise and STC Broadcasting until May 2002.

      William S. Banowsky, Jr. is currently Chairman and Chief Executive Officer of Magnolia Pictures Company, an independent film distribution and exhibition company based in New York and Austin. From March 1999 to September 2000, Mr. Banowsky was Executive Vice President and General Counsel of AMFM, Inc., which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications, an affiliate of Hicks Muse, in September 2000. From January 1997 to July 2000, Mr. Banowsky was Executive Vice President and General Counsel of Capstar Broadcasting Corporation, which was publicly traded on the New York Stock Exchange until it merged with AMFM, Inc., in July 1999. Mr. Banowsky practiced law for 10 years in Dallas, Texas prior to joining Capstar. Mr. Banowsky served as a director of Sunrise and STC Broadcasting until May 2002.

      Antoinette Cook Bush has served as executive vice president of Northpoint Technology, Ltd. a leader in intellectual property enabling satellite-terrestrial sharing technology since 2000. Prior thereto, Ms. Bush was a partner in the Washington, DC office of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1993 to 2000, where she specialized in communications law. Prior to joining Skadden, Arps, Ms. Bush served as senior counsel to the Communications Subcommittee of the U.S. Senate Commerce, Science and Transportation Committee from 1987 to 1993.

      Wilma H. Jordan is currently the Chief Executive Officer of The Jordan Edmiston Group, a New York-based media investment bank and a founding general partner of JEGI Capital, a venture capital affiliate of the Jordan Edmiston Group that invests in early-stage Internet, digital communications and e-commerce companies that impact traditional media and market communications industries. From 1970 to 1985, Ms. Jordan served as Chief Financial Officer of 13-30 Corporation, a privately held publishing company. From 1980 to 1986, Ms. Jordan served as Chief Operating Officer of Esquire Magazine Group, which included Esquire, New York, Woman and other media assets. From 1987 to 1994, Ms. Jordan served as director of LIN Broadcasting and as director of LIN Television from 1994 to 1998. From 1990 to 1995, Ms. Jordan served as a director of Ringier America, a large Swiss printing company. Ms. Jordan also currently serves as a director of Clayton Homes, Inc., a manufactured housing company, which trades on the New York Stock Exchange and Guideposts, Inc. a publisher of Guideposts Magazine and a provider of other inspirational magazines, books and related products.

      Paul Karpowicz has served as a director since August 1999 and as Vice President of Television since January 1994. Prior to January 1994, Mr. Karpowicz served as general manager of our Indianapolis CBS network station, WISH-TV, from July 1989 through July 1995. Mr. Karpowicz currently serves on the Board of the Associated Press and the Television Bureau of Advertising, is the Immediate Past Chairman of the CBS Affiliates Board, and served as the Television Board Chairman of the National Association of Broadcasters until June 2002. He has served on the COLTAM Committee of the NAB since 1996 and on the NASA Committee since 1999. Mr. Karpowicz has also served on the executive committees of the Rhode Island and Indiana Broadcasters Associations.

      Gregory M. Schmidt has been Vice President of New Development, General Counsel and Secretary since March 1995. From 1985 to 1995, he was a partner at Covington & Burling, a Washington D.C. law firm with a high-profile presence in regulatory and communications law.

      Deborah R. Jacobson has been Vice President of Corporate Development and Treasurer since February 1995. From January 1999 through June 1999, Ms. Jacobson served as Senior Vice President-Investor Relations for Chancellor Media Corporation. From 1981 to 1995, Ms. Jacobson was employed by The Bank of New York, where most recently she served as Senior Vice President and Division Head of the Communications, Entertainment and Publishing Lending Division. In September 2002, Ms. Jacobson joined the board of directors of Blue Cross Blue Shield of Rhode Island and serves as a member of its Financial Advisory Affairs Committee.

      Peter E. Maloney has served as Vice President of Finance since January 1995. Prior to January 1995, Mr. Maloney was employed as Vice President of Taxation from June 1990 to December 1994 and as Director of Taxation and Financial Planning from January 1983 to June 1990.

      John S. Viall has served as Vice President, Engineering and Operations since January 2003. Prior to January 2003, Mr. Viall was Corporate Director of Digital Television Operations for Viacom/ CBS. From 1996 to 2000, Mr. Viall was Corporate Director of Digital Television Operations for Viacom/ Paramount Pictures.

      Denise M. Parent has been Vice President and Deputy General Counsel since March 1997. From 1993 to 1997, Ms. Parent was employed by The Providence Journal Company as Senior Corporate Counsel. Prior to 1993, Ms. Parent was employed by Adler, Pollock & Sheehan, Incorporated, a law firm in Providence, Rhode Island.

      William A. Cunningham has been Vice President and Controller since November 2000, having served as Controller since July 1998. From 1987 to 1994, Mr. Cunningham was employed by Fox Television as Vice President, Finance and from 1994 to 1996, was employed by SF Broadcasting, LLC, a joint venture of Fox Television and Savoy Pictures, as Senior Vice President and Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and holders of 10% of our class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by of our officers and directors regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2002, except that each of Messrs. Carson and Fojtasek failed to timely failed a Form 4 to report a grant of 500 shares of class A common stock pursuant to our 2002 Non-employee Director Stock Option Plan in May 2002, which grants were reported on a Form 5 filed by each of Messrs. Carson and Fojtasek in March 2003.

Item 11.     Executive Compensation

      The following table sets forth the annual and long-term compensation earned in each of the last three fiscal years by our Chief Executive Officer and four other most highly compensated executive officers for the year ended December 31, 2002 who were serving as executive officers as of December 31, 2002 (collectively, “the named executive officers”):

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards
						Payouts
				Other Annual	Securities		All Other
				Compensation	Underlying	LTIP	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Options/SARs(#)	Payouts($)	($)

Gary R. Chapman	2002	$600,000	$1,170,000	$—	187,500	—	$18,356	(1)
Chairman, President and	2001	600,000	775,000	—	—	—	17,793
Chief Executive Officer	2000	500,000	700,000	—	—	—	16,975
Paul Karpowicz	2002	370,000	225,000	—	60,000	—	7,675	(2)
Vice President of	2001	370,000	180,000	—	—	—	7,591
Television	2000	350,000	175,000	—	—	—	7,341
Gregory M. Schmidt	2002	355,000	165,000	—	60,000	—	7,948	(3)
Vice President of New	2001	355,000	130,000	—	—	—	7,825
Development, General Counsel and Secretary	2000	345,000	100,000	—	—	—	7,588
Deborah R. Jacobson	2002	255,692	220,000	—	40,500	—	2,533	(4)
Vice President of	2001	208,000	95,000	—	—	—	4,851
Corporate Development and Treasurer	2000	195,000	90,000	—	—	—	4,676
Peter E. Maloney	2002	208,000	113,000	—	37,500	—	3,451	(5)
Vice President of	2001	208,000	95,000	—	—	—	5,556
Finance	2000	195,000	90,000	—	—	—	5,480

(1)	Includes $10,688 of executive life insurance and $7,668 of executive disability insurance.

(2)	Includes $2,119 of executive life insurance and $5,556 of executive disability insurance.

(3)	Includes $2,644 of executive life insurance and $5,304 of executive disability insurance.

(4)	Includes $1,057 of executive life insurance and $1,476 of executive disability insurance.

(5)	Includes $1,975 of executive life insurance and $1,476 of executive disability insurance.

Options Grants During Fiscal Year 2002

      The following table sets forth information concerning stock option grants made to each of the name executive officers during the fiscal year ended December 31, 2002:

	Individual Grants
					Potential Realizable Value
	Number of	Percent of Total			at Assumed Annual Rates
	Securities	Options/SARs			of Stock Price Appreciation
	Underlying	Granted to			for Option Term(3)
	Options/SARs	Employees in	Exercise Price
	Granted(1)	Fiscal Year	Per Share(2)	Expiration Date	5%	10%

Gary R. Chapman	187,500	14.3%	$22.00	05/02/12	$2,594,190	$6,574,188
Paul Karpowicz	60,000	4.6%	22.00	05/02/12	830,141	2,103,740
Gregory M. Schmidt	60,000	4.6%	22.00	05/02/12	830,141	2,103,740
Deborah R. Jacobson	40,500	3.1%	22.00	05/02/12	560,345	1,420,025
Peter E. Maloney	37,500	2.9%	22.00	05/02/12	518,838	1,314,838

(1)	Options are non-qualified options granted under the 2002 Stock Plan and generally are not exercisable until one year after their grant, vest over the span of four years and expire 10 years from the date of grant.

(2)	Options are granted at an exercise price equal to the last reported sale price of our common stock, as reported on the New York Stock Exchange on the date of grant. The options granted to the named executive officers were granted at the time of the initial public offering of the Company on May 2, 2002.

(3)	The potential realizable value is calculated based on the term of the stock option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the stock option and that the stock option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Stock Exercised During Fiscal Year 2002 and Fiscal Year-End Option/ SAR Values

      No named executive officer exercised any options during the year ended December 31, 2002.

      The following table sets forth information concerning the number and value of unexercised options held by such named executive officers at December 31, 2002, individual exercises of options during the year ended December 31, 2002, and the number and value of options held by such named executive officer at December 31, 2002 based on a fair market value of our common stock of $24.49 on such date.

      Aggregate Exercises During the 2002 Fiscal Year and Fiscal Year-End Option Values / SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
			Options/SARs at		Money Options/SARs at
	Shares		December 31, 2002		December 31, 2002(1)
	Acquired	Value
Name	on Exercise	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary R. Chapman	—	$—	355,056	463,329	$3,953,563	$9,164,092
Paul Karpowicz	—	—	111,100	151,924	1,142,032	2,215,924
Gregory M. Schmidt	—	—	91,615	147,600	1,578,810	2,110,029
Deborah R. Jacobson	—	—	52,807	94,297	184,297	1,288,595
Peter E. Maloney	—	—	64,411	102,073	488,971	1,545,030

(1)	Based on the average of the high and low sale price of our class A common stock on December 31, 2002 ($24.49), as reported by the New York Stock Exchange on such date, less the option exercise price.

Retirement Plans

      Participants in our tax qualified pension plan participate in either a cash balance benefit plan or a traditional average final-pay plan and may also receive benefits under our supplemental benefit retirement plan. Mr. Chapman, Mr. Karpowicz and Mr. Schmidt participate in the traditional average final-pay plan; Ms. Jacobson and Mr. Maloney participate in the cash balance plan. The Internal Revenue Code places certain maximum limitations upon the annual benefits payable under all qualified plans of an employer to any one individual. As permitted by the Employee Retirement Income Security Act of 1974, as amended, our supplemental benefit retirement plan is a non-qualified plan designed to provide for the payment by us of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the pension plan (including the cash balance benefit plan and traditional average final-pay benefit plan), but for such limitations.

      Under the cash balance benefit plan, each year we contribute to each participating employee’s cash balance account an amount equal to 5% of such employee’s compensation. For this purpose, compensation includes base pay, overtime pay, other wage premium pay and annual incentive bonuses. Cash balance plan accounts earn annual interest at a rate equal to the interest rate for five-year U.S. Treasury Bills plus 25 basis points (the interest rate is reset annually at the Treasury rate during the November preceding each plan year). The estimated annual retirement benefits payable under the cash balance plan and our supplemental benefit retirement plan as an annuity for life upon normal retirement assuming Ms. Jacobson and Mr. Maloney remain employed by us at their current level of compensation until age 65 is $140,000 and $110,000, respectively.

      Under the traditional average final-pay benefit plan, benefits are computed by multiplying (i)1.50% of the employee’s three-year average annual compensation times (ii) the employee’s number of years of credited service, up to a maximum of 32 years. Average annual compensation is equal to the average salary and bonus (excluding option gains and benefits or payments received under any other benefit plan) over the highest three consecutive calendar years of compensation. Each named executive officer’s salary and bonus for the current year is set forth above in the Annual Compensation column of the Summary Compensation Table. The years of service for each of the named executive officers participating in the average final-pay plan, as of December 31, 2002, are: Mr. Chapman, 14 years; Mr. Karpowicz, 13 years; and Mr. Schmidt, 8 years.

      The following table sets forth the estimated annual retirement benefits payable under our pension plan and our supplemental benefit retirement plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 2002. Benefits are not subject to reduction for Social Security or other offset amounts.

	Years of Service

Three-Year Average Compensation	10	15	20	25	30

$ 70,000	$10,500	$15,750	$21,000	$26,250	$31,500
100,000	15,000	22,500	30,000	37,500	45,000
150,000	22,500	33,750	45,000	56,250	67,500
200,000	30,000	45,000	60,000	75,000	90,000
300,000	45,000	67,500	90,000	112,500	135,000
400,000	60,000	90,000	120,000	150,000	180,000
500,000	75,000	112,500	150,000	187,500	225,000
750,000	112,500	168,750	225,000	281,250	337,500

Employment Agreements

      Employment agreement with Chief Executive Officer. We entered into a new employment agreement with Gary R. Chapman effective January 1, 2002. This agreement expires on December 31, 2006 and will renew automatically for one year periods unless a 60 day notice of nonrenewal is given. Mr. Chapman’s annual base salary will be no less than $600,000, and his annual bonus will be no less than $800,000.

      The agreement may be terminated by either party with or without cause at any time upon 30 days’ written notice, or upon death or total disability. If we terminate Mr. Chapman’s employment without cause or if Mr. Chapman terminates his employment with good reason before a change in control, Mr. Chapman will receive two years of salary and an additional sum of $1,600,000 in lieu of a bonus, as well as any accrued unpaid salary. In the event that Mr. Chapman competes with us within a year following such termination, his termination payment will be one year’s salary and an additional sum of $800,000 in lieu of a bonus, as well as any accrued unpaid salary. If termination occurs because of expiration of the term of the agreement, Mr. Chapman will receive one year of salary as well as any accrued unpaid salary. If Mr. Chapman terminates his employment following our change in control, he has agreed to remain employed at our request for 30 days and will receive compensation according to his severance compensation agreement. If Mr. Chapman is terminated before a change in control, his options will terminate in accordance with our equity incentive plans. However, if Mr. Chapman is terminated without cause or if he terminates his employment with good reason, his options will become exercisable to the extent of the number of shares covered by the options that were purchasable by Mr. Chapman at the date of termination and 50% of the total number of shares subject to the options which have not yet vested.

      Mr. Chapman has agreed not to compete for one year after his termination within any designated market area in which a station we own or operate or to which we provide substantial services is located, or in which any station we have an agreement to acquire, are negotiating to acquire, or are studying the feasibility of acquiring, is located.

      Change in Control Arrangements. We have entered into severance compensation agreements with Mr. Chapman and the other executive officers named above. Under these agreements, if we terminate any such employee’s employment other than for cause, the employee will be entitled to severance benefits in addition to any compensation otherwise payable to the employee. The severance benefits include a lump sum payment designed to provide the equivalent to the sum of:

•	an amount equal to two times the employee’s annual base salary on the date of termination, as defined in the severance compensation agreements;

•	an amount equal to two times the bonus compensation paid to the employee with respect to the last complete fiscal year; and

•	the present value as of the date of termination, of the sum of all benefits which have accrued to the employee but have not vested under our retirement plan as of the date of termination and all additional benefits which would have accrued to the employee under the retirement plan if the employee had continued to be employed by us for an additional 12 months on the same terms the employee was employed on the date of termination.

      In addition to such cash payments, the employee is entitled to life, health and disability and accident insurance benefits substantially similar to those which the employee was receiving prior to the notice of termination, as defined in the severance compensation agreements, or, if greater, immediately prior to a change in control, as defined in the severance compensation agreements, for a period of two years.

Director Compensation

      Fees. Our directors who are also employees serve without additional compensation. Our non-employee directors receive an annual retainer for all services rendered as outside directors of $20,000 and compensation for attending Board meetings of $1,500 for attending in person or $1,000 for attending via telephone. Committee members also receive $1,000 for attending committee meetings in person or $500 for attending committee meetings via telephone. We do not maintain a medical, dental or retirement benefits plan for these directors.

      For services rendered as a director during 2002, Ms. Bush, Ms. Jordan, Messrs. Banowsky, Carson, Fojtasek, and Dr. Cunningham each received $15,333, $15,333, $14,833, $14,833, $15,833, and $15,333, respectively.

      Stock Options and Awards. Our non-employee directors also receive grants under our 2002 Non-Employee Director Stock Option Plan, adopted on May 1, 2002. The purpose of the plan is to attract highly qualified individuals who are not our current employees to serve as members of our board of directors and to enable them to increase their ownership of our common stock.

      The plan provides for grants of options to non-employee directors, which in the aggregate may not be exercisable for more than 200,000 shares of our class A common stock. The plan provides for initial option grants to purchase 10,000 shares of our class A common stock. Initial grants were made to our non-employee directors on the effective date of the plan and also will be made when a non-employee director is newly elected. Thereafter, the plan provides for annual grants of options to non-employee directors to purchase 4,000 shares of our class A common stock. The option exercise price will be equal to the fair market value of a share of our common stock on the date of grant. The option exercise price of the initial grants under the plan will be equal to the initial public offering price of our class A common stock.

      These options vest over a period of four years, with 25% of the options vesting on each anniversary of the grant date, beginning one year from the date of grant. Upon any change of control of us, or if we or affiliates of Hicks Muse enter into any agreement providing for a change of control of us, the compensation committee may declare that any or all outstanding options shall vest and become immediately exercisable. Thereafter, the options will be subject to the terms of the transaction effecting the change of control. Options expire on the earlier of 10 years from the date of grant or three months after cessation of service as a director.

      The plan also permits us to make stock awards, including restricted and unrestricted stock awards, the terms of which will be determined by the compensation committee of our board of directors. Stock awards will be taxable to the director and the company will be entitled to a deduction in an equal amount when the stock is no longer subject to a substantial risk of forfeiture.

      Messrs. Fojtasek, Carson, and Banowsky, Dr. Cunningham, and Ms. Bush and Jordan were each granted an option to purchase 10,000 shares of class A common stock at $22.00 per share as of May 2, 2002. In addition, an unrestricted stock award of 500 shares each was made to each of Messrs. Carson and Fojtasek as of May 2, 2002.

      In conjunction with our acquisition of Sunrise on May 2, 2002, we assumed the existing Sunrise Stock Option Plan. As of December 31, 2002, there were options outstanding for 3,521 shares of our class A common stock, of which 2,012 shares and 1,509 shares, respectively, were subject to options held by Dr. Cunningham and Mr. Banowsky. We do not intend to issue any further options under this plan.

Stock Option Plans

      1998 Stock Option Plan. Our 1998 stock option plan permits us to issue both non-qualified and incentive stock options which in the aggregate may not be exercisable for more than 1,843,745 shares of our class A common stock. As of December 31, 2002, there were options outstanding for 1,741,815 shares of our class A common stock. Of such shares subject to options, 729,072 were held by our named executive officers as follows: Mr. Chapman, 379,191; Mr. Karpowicz, 119,895; Mr. Schmidt, 100,410; Ms. Jacobson, 58,986; and Mr. Maloney, 70,590.

      Non-qualified options granted pursuant to the plan are generally not exercisable until one year after grant, vest over the span of five years, and expire 10 years from the date of grant. Incentive options granted pursuant to the plan are exercisable as determined by the compensation committee of our board of directors.

      Upon any change of control of our company, or if we or Hicks Muse enter into an agreement providing for our change of control, the compensation committee may declare any or all options outstanding under the plan to be exercisable in full. We also have the right to repurchase all or a portion of any options, including any stock issued upon exercise of such options, in the event of a change of control of our company or, in respect of any single holder of options, in the event of such holder’s termination of employment with our company.

      1998 Phantom Stock Plan. Our 1998 phantom stock plan provides for awards of units, in our sole discretion, of hypothetical shares of our common stock to our employees, as well as those of our subsidiaries, who formerly held one or more non-vested options under the prior stock option plans of our predecessor and elected in writing to cancel all or part of such options in exchange for units of hypothetical shares of our common stock at the time of our acquisition of our predecessor in 1998. We granted 696,280 phantom units with each unit representing one share of our class A common stock to our executive officers and employees in connection with the March 1998 acquisition by Hicks Muse affiliates. As of December 31, 2002, we had 675,529 phantom units outstanding representing hypothetical shares of our class A common stock with an estimated market value of $16.5 million, based on the market price of our class A common stock on December 31, 2002. Of such phantom units, 519,642 were held by our named executive officers as follows: Mr. Chapman, 251,694; Mr. Karpowicz, 83,129; Mr. Schmidt, 78,805; Ms. Jacobson, 47,619; and Mr. Maloney, 58,395.

      We are required to pay to each participant an amount equal to the product of the number of hypothetical shares and the market value of our common stock. We may make such payment, in our sole discretion, either in cash, in shares of our common stock or a combination of both. Payments are to be made at dates selected by or upon the occurrence of contingent events specified by the holders of the units. Payments will be accelerated in the event of termination of employment and may be accelerated upon a change in control.

      If there is any change in our common stock as a result of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, combination of shares, exchange of shares, dividend in kind or other change in our capital structure or distribution, other than normal cash dividends, we are required to adjust the outstanding award so that the phantom award will be with respect to or exercisable for such securities, cash or other property as would have been received in respect of our common stock as if such award had been paid, distributed or exercised in full immediately prior to such change or distribution.

      2002 Stock Plan. On May 1, 2002, we adopted our 2002 Stock Plan. The purpose of the plan is to provide certain individuals and our subsidiaries’ key employees who are responsible for our continued growth, an opportunity to acquire a proprietary interest in us. As of December 31, 2002, there were options outstanding for 1,152,646 shares of our class A common stock. Of such shares subject to options, 385,500 were held by our named executive officers as follows: Mr. Chapman, 187,500; Mr. Karpowicz, 60,000; Mr. Schmidt, 60,000; Ms. Jacobson, 40,500; and Mr. Maloney, 37,500.

      The plan permits us to issue both non-qualified and incentive stock options which in the aggregate may not be exercisable for more than 2,700,000 shares of our common stock. The plan also permits us to make stock awards, including restricted stock awards, the terms of which will be determined by the compensation committee of our board of directors.

      Non-qualified options may be granted to employees or non-employees, but not to non-employee directors. Non-qualified options granted pursuant to the plan generally are not exercisable until one year after their grant, vest over the span of four years and expire 10 years from the date of grant.

      Stock awards may be made to employees or non-employees, but not to non-employee directors. The compensation committee of our board of directors determines the terms of the stock awards.

      The plan permits the compensation committee to structure restricted stock awards so that restrictions lapse based on the achievement of certain business criteria relating to the employee, one or more of our business units or us as a whole. The business criteria may include comparisons to the performance of other companies.

      Upon any change of control of us, or if we or affiliates of Hicks Muse enter into any agreement providing for our change of control, the compensation committee may declare that any or all outstanding options shall vest and become immediately exercisable. Thereafter, the options will be subject to the terms of the transaction effecting the change of control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding the beneficial ownership of each class of our common stock by each person who beneficially owned more than 5% of any class of our equity securities and by our directors and executive officers named in “Executive Compensation” individually, and by our directors and executive officers as a group, as of February 15, 2003 (unless otherwise noted).

      The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

      The class A common stock and the class C common stock generally vote together as a single class on all matters submitted to a vote of our stockholders. Each share of class A common stock is entitled to one vote and the class C common stock, while outstanding will always represent 70% of our combined voting power. Partnerships controlled by two of our directors currently hold all of our outstanding class C common stock. The shares of class B common stock have no voting rights, except that without the consent of at least a majority of the shares of class B common stock then outstanding, we may not enter into a wide range of significant transactions. Affiliates of Hicks Muse currently hold all of our class B common stock.

      Holders of shares of our class B common stock may elect at any time to convert their shares into an equal number of shares of class A common stock, provided that any necessary consent by the Federal Communications Commission has been obtained. With the approval of the holders of a majority of our class B common stock and the Federal Communications Commission, one or more shares of class B common stock of a holder may be converted into an equal number of shares of class C common stock. If a majority of the shares of class B common stock convert into shares of class A common stock, each outstanding share of class C common stock will automatically convert into an equal number of shares of class A common stock. See “Factors That May Affect Future Results.”

      Percentage of beneficial ownership of class A common stock is based on 27,098,130 shares of class A common stock, 23,579,790 shares of class B common stock and 2 shares of class C common stock outstanding as of February 15, 2003. The number of beneficially owned shares of class A common stock excludes shares of class A common stock issuable upon conversion of shares of our class B common stock and class C common stock. The number of beneficially owned shares of class C common stock excludes shares of our class C common stock issuable upon conversion of shares of our class B common stock.

      LIN Television Corporation has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, all of which are owned by LIN Holdings Corp., a subsidiary of LIN TV Corp. LIN Holdings Corp. has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, all of which are owned by LIN TV Corp.

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock
							Percent of	Percentage
							Total	of Total
	Number of	Percent	Number of	Percent	Number of	Percent	Economic	Voting
	Shares	of Class	Shares	of Class	Shares	of Class	Interest	Power

HM Entities(1)	—	—	23,419,237	99.3%	—	—	46.2%	0.0%
c/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201
Delaware Management Holdings(2)	2,618,634	9.7%	—	—	—	—	5.2%	2.9%
2005 Market Street Philadelphia, PA 19103
Baron Capital Entities(3)	2,624,000	9.7%					5.2%	2.9%
767 Fifth Avenue New York, NY 10153
Massachusetts Financial Services Company(4)	1,633,640	6.0%					3.2%	1.8%
500 Boylston Street Boston, MA 02116
Royal W. Carson, III(5)	312,999	1.2%	—	—	1	50.0%	*	35.3%
1925 Cedar Springs, L.B. #204 Dallas, Texas 75201
Randall Fojtasek(6)	27,285	*	—	—	1	50.0%	*	35.0%
300 Crescent Court, Suite 1740 Dallas, Texas 75201
William S. Banowsky(7)	503	*					*
Dr. William H. Cunningham(8)	3,339	*					*
Antoinette Cook Bush	—	*					*
Wilma H. Jordan(9)	1,600	*					*
Gary R. Chapman(10)	356,462	1.3%	—	—	—	—	*	—
Paul Karpowicz(11)	112,251	*	—	—	—	—	*	—
Gregory M. Schmidt(12)	91,615	*	—	—	—	—	*	—
Deborah R. Jacobson(13)	52,807	*	—	—	—	—	*	—
Peter E. Maloney(14)	66,485	*	—	—	—	—	*	—
All executive officers and directors as a group (14 persons)(15)	1,104,026	4.0%	—	—	2	100%	2.1%	1.2%

*	Represents less than 1%

(1)	Includes shares held by the following persons or entities that are or may be deemed to be affiliated with Hicks, Muse, Tate & Furst Incorporated: (i) 18,122,110 shares held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership of which the ultimate general partner is Hicks Muse Fund III Incorporated, (ii) 236,980 shares held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, (iii) 4,692,329 shares held of record by Hicks, Muse, Tate & Furst Equity Fund IV, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (iv) 31,562 shares held of record by Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (v) 72,820 shares held of record by HM4-EQ Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (vi) 13,016 shares held of record by HM4-EN Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (vii) 8,329 shares held of record by HM4-P Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (viii) 127 shares held of record by HM 1-FOF Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (ix) 123,466 shares held of record by Hicks, Muse & Co. Partners, L.P., a limited partnership of which the ultimate general partner is HM Partners Inc., (x) 96,253 shares held of record by Thomas O. Hicks, (xi) 14,165 shares held of record by three family limited partnerships of which Mr. Hicks serves as the sole owner of the ultimate general partner, and (xii) 8,080 held of record by certain trusts for the benefit of Mr. Hicks’ children of which Mr. Hicks serves as the trustee.

Thomas O. Hicks is (a) the sole shareholder, sole director and an executive officer of Hicks, Muse Fund III Incorporated and Hicks, Muse Latin America Fund I Incorporated, (b) the sole member and an executive officer of Hicks, Muse Fund IV, LLC and (c) the majority shareholder, a director and an executive officer of HM Partners Inc. Accordingly, Mr., Hicks may be deemed to be the beneficial owner of the shares held of record by the entities listed in clauses (i) through (ix) of this footnote (1). In addition, Mr. Hicks may also be deemed to beneficially own the shares held of record by the limited partnerships and trusts listed in clauses (xi) and (xii) of this footnote (1) as a result of Mr. Hicks’ relationships to such limited partnerships and trusts noted in such clauses. Mr. Hicks disclaims beneficial ownership of shares not owned of record by him, except to the extent of his pecuniary interest therein.

(2)	According to the Schedule 13G filed by Delaware Management Holdings on February 7, 2003, Delaware Management Holdings is the beneficial owner of 2,618,634 shares of class A common stock, with the sole power to vote or direct the vote of 2,609,422 shares and the sole power to dispose or direct the disposition of 2,610,634 shares, and the shared power to dispose or direct the disposition of 8,000 shares, as of December 31, 2002. The ultimate parent of Delaware Management Holdings is Liberty National Corp.

(3)	According to the Schedule 13G filed by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Capital Management, Inc. (“BCM”), Baron Growth Fund (“BGF”) and Ronald Baron on February 14, 2003, BCG, BAMCO, BCM, BGF, and Ronald Baron are the beneficial owner of, and has the shared power to vote or direct the vote and to dispose of or direct the disposition of 2,624,000 shares, 2,201,000 shares, 423,000 shares, 1,425,000 shares, and 2,624,000 shares, respectively, of our class A common stock as of December 31, 2002. BAMCO and BCM are subsidiaries of BCG. Ronald Baron owns a controlling interest in BCG.

(4)	According to the Schedule 13G filed by Massachusetts Financial Services Company (“MFS”) on February 13, 2003, MFS is the beneficial owner of 1,633,640 shares of class A common stock, with the sole power to vote or direct the vote of 1,586,110 shares and the sole power to dispose or direct the disposition of 1,633,640 shares, as of December 31, 2002.

(5)	Includes 309,523 shares held of record by Carson/ LIN SBS L.P., a limited partnership whose ultimate general partner is Carson Private Capital Incorporated, 500 shares held of record by Mr. Carson, and 2,976 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003, held by Mr. Carson. Mr. Carson is President and a controlling stockholder of Carson Private Capital Incorporated. Mr. Carson disclaims beneficial ownership of common stock not owned of record by him.

(6)	Includes 23,809 shares held of record by Fojtasek Capital, Ltd., a limited partnership of which Mr. Fojtasek is the general partner, 500 shares held of record by Mr. Fojtasek, and 2,976 shares of class A common stock that are issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003, held by Mr. Fojtasek. Mr. Fojtasek disclaims beneficial ownership of common stock not owned of record by him.

(7)	Consists of shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003.

(8)	Consists of 839 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003 and 2,500 shares held of record.

(9)	Consists of 1,600 shares held of record.

(10)	Consists of 355,056 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003 and 1,406 shares held of record.

(11)	Consists of 111,100 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003 and 1,151 shares held of record.

(12)	Consists of shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003.

(13)	Consists of shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003.

(14)	Consists of 64,411 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003 and 2,074 shares held of record.

(15)	These figures include 760,963 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 15, 2003 and 343,063 shares held of record.

Equity Compensation Plan Information

      The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2002:

(c)Number of Securities
Remaining Available for
	(a)Number of Securities		Future Issuance Under
	to be Issued Upon	(b)Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants and	Outstanding Options,	securities reflected in
Plan Category	Rights(1)	Warrants and Rights(2)	column (a))(3)

Equity Compensation Plans Approved by Security Holders	3,629,990	$16.39	2,320,421
Equity Compensation Plans Not Approved by Security Holders	—	—	—

(1)	Includes 675,529 phantom units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of class A common stock or both. As a result of the Sunrise acquisition, we assumed options to purchase 3,521 shares of class A common stock, with exercise prices ranging from $13.33 to $223.69.

(2)	The 675,529 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 1,547,353 shares available for future issuance under the 2002 Stock Plan, 63,714 shares available for future issuance under the 1998 Stock Option Plan, 139,000 shares available for future issuance under the 2002 Non-Employee Director Stock Plan and 570,354 shares available for future issuance under the 2002 Employee Stock Purchase Plan. Both the 2002 Stock Plan and the 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards”, which awards may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Item 13.     Certain Relationships and Related Transactions

      Monitoring and Oversight Agreement. We were a party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of Hicks Muse, pursuant to which we agreed to pay Hicks Muse & Co. an annual fee, payable quarterly, for oversight and monitoring services. Hicks Muse & Co. was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to us. The annual fee was $368,000 for the year ended December 31, 2002. Hicks Muse Partners and us agreed to terminate this agreement on May 2, 2002 as noted below.

      We agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to the services rendered by Hicks Muse & Co. under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse & Co. The monitoring and oversight agreement made available the resources of Hicks Muse & Co. concerning a variety of financial and operational matters. We do not believe that the services that have been provided to us by Hicks Muse & Co. could otherwise have been obtained by them without the addition of personnel or the engagement of outside professional advisors. In our opinion, the fees provided for under the monitoring and oversight agreement reasonably reflect the benefits received by us.

      Financial Advisory Agreement. We are also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives reimbursement of certain expenses, and prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which we were involved. Transactions subject to this agreement include tender offers, acquisitions, sales, mergers, exchange offers, recapitalizations, restructurings or other similar transactions. We did not incur any fees under this arrangement for the year ended December 31, 2002 and no fees have been incurred during 2003, as of March 10, 2003. This fee for the year ended December 31, 2001 was $539,000, relating to the acquisitions of WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV, and was included in the total cost of those acquisitions.

      We have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the financial advisory agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The financial advisory agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operation matters. We do not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by us without the addition of personnel or engagement of outside professional advisors. In our opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received by us.

      On May 2, 2002, we and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of our class B common stock at a price of $0.01 per share valued at $2.7 million. On August 23, 2002, we repaid Hicks Muse Partners the balance of this note including all accrued and unpaid interest, an amount totaling $7.3 million.

      The Sunrise Acquisition. On May 2, 2002, we acquired Sunrise, which is an affiliate of Hicks Muse, in a merger. Upon consummation of the merger, each issued and outstanding share of Sunrise’s common stock was automatically converted into the right to receive shares of our common stock.

      In addition, prior to the merger, affiliates of Hicks Muse acquired from a third party outstanding 14% redeemable preferred stock of STC Broadcasting, a subsidiary of Sunrise, and Sunrise 14% senior subordinated notes having a face amount, plus accrued interest and accumulated dividends, of approximately $78.3 million as of December 31, 2001. We entered into an exchange agreement with the affiliates of Hicks Muse to exchange such STC Broadcasting 14% redeemable preferred stock and Sunrise 14% senior subordinated notes for 3,984,773 shares of our class B common stock upon the consummation of the Sunrise acquisition.

      Also in connection with the merger, stock options granted to Dr. Cunningham and Mr. Banowsky, former directors of Sunrise, were assumed by us and now entitle Dr. Cunningham and Mr. Banowsky to acquire 2,012 and 1,509 shares, respectively, of our class A common stock at an average exercise price of $51.55 per share.

      Southwest Sports Redemption. On May 7, 2002, Southwest Sports Group, an affiliate of Hicks Muse, redeemed the 500,000 preferred units held by us for a redemption price of approximately $60.8 million, including accumulated dividends, in cash, which was equal to our liquidation preference on the units plus imputed interest of 6% as of December 31, 2001.

      Registration Rights Agreement. In connection with our initial public offering, we terminated our existing amended and restated stockholders agreement with our stockholders, including Hicks Muse and its related entities, Royal W. Carson, III, Randall Fojtasek and Peter Maloney, and the registration rights granted to such parties pursuant to that agreement are now set forth in a new registration rights agreement entered into among such parties and the former stockholders of Sunrise. Under the new registration rights agreement, these parties have the right to require us, on two occasions, to register with the SEC shares of our class A common stock they hold, subject to certain conditions. Such parties also have an unlimited number of “piggy back” registration rights under which any time we register our class A common stock for sale, except with respect to certain types of offerings, they have the right to include their common stock in that offering. The parties also agreed not to sell our class A common stock subject to the agreement during any period beginning ten days prior and 180 days following any underwritten registration, unless the managing underwriter otherwise agrees. Under the agreement, we will bear all registration expenses, other than underwriting discounts, commissions and other fees. We also agreed to indemnify such parties against any liabilities that may result from their sale of class A common stock under the new registration rights agreement.

      Transfer of WNAC-TV. On April 22, 2002, we sold our interest in WNAC-TV in Providence, Rhode Island, to Super Towers, Inc. for a $2.5 million promissory note. Timothy Sheehan, the brother-in-law of Paul Karpowicz, a member of our Board of Directors and our Vice President of Television, owns Super Towers, Inc.

      Right of First Refusal Agreements. In connection with the reclassification of our outstanding common stock, Hicks Muse has entered into right of first refusal agreements with each holder of our class C common stock. Under these agreements, in the event of the dissolution, liquidation or insolvency of the holder of the class C common stock, the death of our director which controls the holder, or proposed transfer of all or any portion of the shares of class C common stock, Hicks Muse will have an option, which it may freely assign, exercisable for 30 days to purchase the shares of class C common stock at the same price as was initially paid by the holder.

Item 14.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-K, our chief executive officer and persons performing the functions of a chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
3.2	Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.1	Specimen of stock certificate representing the Registrant’s Class A Common Stock, par value $.01 per share. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.2	Form of Registration Rights Agreement, to be dated as of the closing date of the offering, by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.1	Indenture, dated as of March 3, 1998, among LIN Acquisitions Company, the Guarantors named therein, and the Bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due March 1, 2008 (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.2	Indenture, dated as of June 14, 2001, among LIN Television Corp. and the bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8% Senior Notes (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.3	Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents. (filed herewith)
10.4	Amended and Restated Credit Agreement, dated as of June 29, 2001 among LIN Holdings Corp., LIN Television Corporation, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Swingline Lender and Issuing Lender, and the other parties party thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.5	First Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002 among LIN Holdings Corp., LIN Television Corporation, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Swingline Lender and Issuing Lender, and the other Lenders named therein (filed as Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.6	Second Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2002 among LIN Holdings Corp., LIN Television Corporation, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, as Issuing Lender and as Swingline Lender, the Bank of Nova Scotia and Bank of America, N.A., as Co-Documentation Agents and The Bank of New York and Fleet National Bank, as Co-Syndication Agents (filed as Exhibit 10.5.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

Exhibit
No.	Description

10.7	Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television Corporation and the Guarantors named herein, in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.8	Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.9	First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.10*	Employment Agreement dated as of January 1, 2002, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.13 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 2001 (File No. 000-25206) and incorporated by reference herein).
10.11*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206)).
10.12*	Second Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman. (filed herewith)
10.13*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).
10.14*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.15*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed herewith)
10.16*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).
10.17*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.18*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt. (filed herewith)
10.19*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated by reference herein).

Exhibit
No.	Description

10.20*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.21*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed herewith).
10.22*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).
10.23*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.24*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed herewith).
10.25*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).
10.26*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10.27*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10.28*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein).
10.29*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.30*	LIN TV Corp. 2002 Stock Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.31*	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.32*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.33	Promissory Note, dated as of May 8, 2002, by and among Hicks, Muse & Co. Partners, L.P. and LIN TV Corp. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (File No. 001-31311) and incorporated by reference herein).
21	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit
No.	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated March 10, 2003.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated March 10, 2003.

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Date: March 11, 2003

By:	/s/ GARY R. CHAPMAN

Gary R. Chapman
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN Holdings Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY R. CHAPMAN Gary R. Chapman	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 11, 2003

/s/ PAUL KARPOWICZ Paul Karpowicz	Vice President of Television, and Director (Principal Operating Officer)	March 11, 2003

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President and Controller (Principal Accounting Officer)	March 11, 2003

/s/ DEBORAH R. JACOBSON Deborah R. Jacobson	Vice President of Corporate Development and Treasurer (Principal Financial Officer)	March 11, 2003

/s/ RANDALL S. FOJTASEK Randall S. Fojtasek	Director	March 11, 2003

/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	March 11, 2003

/s/ WILLIAM S. BANOWSKY, JR. William S. Banowsky, Jr.	Director	March 11, 2003

/s/ ANTOINETTE COOK BUSH Antoinette Cook Bush	Director	March 11, 2003

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	March 11, 2003

/s/ WILMA H. JORDAN Wilma H. Jordan	Director	March 11, 2003

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1. I have reviewed this annual report on Form 10-K of LIN TV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY R. CHAPMAN

Gary R. Chapman
Chief Executive Officer

Dated: March 11, 2003

CERTIFICATIONS

I, William A. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K of LIN TV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM A. CUNNINGHAM

William A. Cunningham
Vice President and Controller

Dated March 11, 2003

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K of LIN TV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEBORAH R. JACOBSON

Deborah R. Jacobson
Vice President of Corporate Development
and Treasurer

Dated: March 11, 2003

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1. I have reviewed this annual report on Form 10-K of LIN TV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER E. MALONEY

Peter E. Maloney
Vice President of Finance

Dated: March 11, 2003

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1. I have reviewed this annual report on Form 10-K of LIN Television Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY R. CHAPMAN

Gary R. Chapman
Chief Executive Officer

Dated: March 11, 2003

CERTIFICATIONS

I, William A. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K of LIN Television Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM A. CUNNINGHAM

William A. Cunningham
Vice President and Controller

Dated: March 11, 2003

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K of LIN Television Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEBORAH R. JACOBSON

Deborah R. Jacobson
Vice President of Corporate Development and Treasurer

Dated: March 11, 2003

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1. I have reviewed this annual report on Form 10-K of LIN Television Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER E. MALONEY

Peter E. Maloney
Vice President of Finance

Dated: March 11, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of LIN TV Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 12, 2003

LIN TV CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$143,860	$17,236
Available for sale securities	23,674	—
Accounts receivable, less allowance for doubtful accounts (2002 — $2,709; 2001 — $1,802)	71,336	58,256
Program rights	14,515	14,696
Assets held for sale	10,606	—
Other current assets	1,631	1,603

Total current assets	265,622	91,791
Property and equipment, net	208,072	163,051
Deferred financing costs	25,796	34,567
Equity investments	84,368	82,594
Investment in Southwest Sports Group, at cost plus accrued interest	—	56,000
Program rights	8,953	5,448
Goodwill	599,263	589,485
Broadcast licenses	1,127,742	1,002,978
Other intangible assets, net	1,480	—
Other assets	13,074	10,372

Total Assets	$2,334,370	$2,036,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$106,154	$—
Accounts payable	11,665	7,751
Accrued income taxes	7,104	5,481
Accrued interest expense	16,236	19,502
Accrued sales volume discount	5,415	3,820
Other accrued expenses	22,303	14,267
Liabilities held for sale	139	—
Program obligations	15,683	13,265

Total current liabilities	184,699	64,086
Long-term debt, excluding current portion	758,366	1,056,223
Deferred income taxes, net	510,588	495,717
Program obligations	8,381	5,523
Other liabilities	12,131	10,083

Total liabilities	1,474,165	1,631,632

Commitments and Contingencies (Note 19)
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,296,169 shares at December 31, 2002 and 6,494,276 shares at December 31, 2001 issued and outstanding	262	65
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,579,788 shares at December 31, 2002 and 19,193,882 shares at December 31, 2001 issued and outstanding; convertible into an equal number of Class A or Class C common stock	236	192
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2002 and December 31, 2001 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,064,122	561,597
Accumulated deficit	(204,415)	(157,200)

Total stockholders’ equity	860,205	404,654

Total liabilities and stockholders’ equity	$2,334,370	$2,036,286

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues	$349,594	$271,038	$295,706
Operating costs and expenses:
Direct operating	96,409	81,373	78,693
Selling, general and administrative	80,691	64,630	64,193
Corporate	12,508	8,436	9,270
Amortization of program rights	20,759	21,847	21,214
Depreciation and amortization of intangible assets	28,658	65,925	63,734
Restructuring charge	909	—	—

Total operating costs and expenses	239,934	242,211	237,104

Operating income	109,660	28,827	58,602
Other (income) expenses:
Interest expense	95,775	97,646	92,868
Investment income	(3,131)	(3,950)	(4,052)
Share of (income) loss in equity investments	(6,328)	4,121	(365)
(Gain) loss on derivative instruments	(5,552)	5,552	—
Gain on redemption of investment in Southwest Sports Group	(3,819)	—	—
Fee on termination of Hicks Muse agreements	16,000	—	—
Other, net	3,106	996	2,764

Total other expenses, net	96,051	104,365	91,215

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle	13,609	(75,538)	(32,613)
Provision for (benefit from) income taxes	27,481	(18,227)	1,581

Loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(13,872)	(57,311)	(34,194)
Discontinued operations:
Income from discontinued operations, net of tax provision of $22	(40)	—	—
Gain from sale of discontinued operations, net of tax provision of $425	(982)	—	—
Extraordinary item, loss on early extinguishment of debt, net of tax benefit of $1,980 for the year ended December 31, 2002 and $2,400 for the year ended December 31, 2001	3,676	4,410	—
Cumulative effect of change in accounting principle, net of tax benefit $16,525	30,689	—	—

Net loss	$(47,215)	$(61,721)	$(34,194)

Basic and diluted loss per common share:
Loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(0.33)	$(2.23)	$(1.33)
Income from discontinued operations, net of tax	0.02	—	—
Extraordinary item, net of tax	(0.09)	(0.17)	—
Cumulative effect of change in accounting principle, net of tax	(0.73)	—	—

Net loss	$(1.13)	$(2.40)	$(1.33)

Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	41,792	25,688	25,687

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock		Additional		Total
							Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

	(In thousands, except for number of shares)
Balance at January 1, 2000	6,488,086	$65	19,193,882	$192	2	—	$560,943	$(61,285)	$499,915
Net loss	—	—	—	—	—	—	—	(34,194)	(34,194)
Exercises of stock options and phantom stock units	6,190	—	—	—	—	—	(3)	—	(3)
Tax benefit from exercises of stock options	—	—	—	—	—	—	472	—	472

Balance at December 31, 2000	6,494,276	65	19,193,882	192	2	—	561,412	(95,479)	466,190
Net loss	—	—	—	—	—	—	—	(61,721)	(61,721)
Payments on exercises of phantom stock units	—	—	—	—	—	—	(38)	—	(38)
Tax benefit from exercises of stock options	—	—	—	—	—	—	223	—	223

Balance at December 31, 2001	6,494,276	65	19,193,882	192	2	—	561,597	(157,200)	404,654
Net loss	—	—	—	—	—	—	—	(47,215)	(47,215)
Issuance of class A common stock in initial public offering, net of fees	19,550,000	196	—	—	—	—	399,748	—	399,944
Issuance of class B common stock in settlement of Sunrise debt and preferred stock liabilities	—	—	3,984,773	41	—	—	87,625	—	87,666
Issuance of class B common stock on grant and exercise of warrants by Hicks Muse	—	—	123,466	—	—	—	2,714		2,714
Issuance of class A common stock in exchange for 100% of the stock in Sunrise Television Corp.	60,221	—	402,218	4	—	—	10,251	—	10,255
Issuance of class A common shares in exchange for class B common shares	124,551	1	(124,551)	(1)	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	67,121	—	—	—	—	—	1,138	—	1,138
Tax benefit from exercises of stock options							155		155
Stock-based compensation	—	—	—	—	—	—	894	—	894

Balance at December 31, 2002	26,296,169	$262	23,579,788	$236	2	—	$1,064,122	$(204,415)	$860,205

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net loss	$(47,215)	$(61,721)	$(34,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	75,688	105,210	95,311
Amortization of program rights	20,759	21,847	21,214
Program payments	(22,475)	(22,386)	(22,750)
Interest and appreciation on Southwest Sports Group preferred units	(4,819)	(3,000)	(3,000)
Loss on disposition of stations	—	—	2,720
Tax benefit from exercise of stock options	155	223	472
Employee stock-based compensation	894	—	—
Deferred income taxes and utilization of previously unrecognized acquired net operating losses, net	24,473	(19,349)	(3,025)
Extraordinary loss due to extinguishment of debt, net of tax benefit	3,676	4,410	—
Impairment of intangible assets, net of tax benefit	30,689	—	—
Net (gain) loss on disposition of property and equipment	(107)	1,128	220
Share of (income) loss in equity investments	(6,328)	4,121	(365)
Provision for doubtful accounts	1,032	123	239
(Gain) loss derivative instruments	(5,552)	5,552	—
Other non-cash items	12,394	—	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,210)	447	(3,072)
Program rights, net of program obligations	(2,246)	(523)	239
Other assets	5,045	2,245	5,604
Accounts payable	(1,348)	488	1,798
Accrued income taxes	1,109	(97)	828
Accrued interest expense	(5,857)	8,693	315
Accrued sales volume discount	1,595	(908)	459
Other accrued expenses	(2,322)	(4,311)	(4,907)

Net cash provided by operating activities	75,030	42,192	58,106

INVESTING ACTIVITIES:
Capital expenditures	(39,275)	(21,503)	(29,126)
Proceeds from disposals of property and equipment	74	923	—
Proceeds from sale of broadcast licenses	38,500	—	—
Purchase of short-term investments	(23,478)	—	—
Investments in equity investments	(1,850)	(1,500)	(11,145)
Capital distributions from equity investments	6,405	6,583	815
Proceeds from redemption of Southwest Sports Group preferred units	60,819	—	—
Payments for business combinations, net of cash acquired	(7,916)	(40,879)	(128,000)
Other investments and deposits	88	—	(6,625)

Net cash provided by (used in) investing activities	33,367	(56,376)	(174,081)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,138	(38)	(3)
Redemption of Sunrise Television preferred stock	(10,829)	—	—
Net proceeds from initial public offering of common stock	399,944	—	—
Proceeds from long-term debt	—	267,015	147,000
Net (payments) proceeds (on) from revolver debt	(10,000)	13,000	500
Principal payments on short-term debt	(7,125)	—	—
Principal payments on long-term debt	(354,901)	(256,389)	(41,389)

Net cash provided by financing activities	18,227	23,588	106,108

Net increase (decrease) in cash and cash equivalents	126,624	9,404	(9,867)
Cash and cash equivalents at the beginning of the year	17,236	7,832	17,699

Cash and cash equivalents at the end of the year	$143,860	$17,236	$7,832

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      LIN TV Corp. (“LIN TV”), together with its wholly owned subsidiaries, LIN Holdings Corp. (“Holdings”) and LIN Television Corporation (“LIN Television”), (together, the “Company”), was formed on July 18, 1997. The non-voting equity interest of LIN TV is owned by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“Hicks Muse”) and together Royal W. Carson, III and Randall S. Fojtasek own 70% of the voting equity interest in LIN TV. The Company is a television station group operator in the United States and Puerto Rico.

      All of the consolidated subsidiaries of Holdings and LIN Television fully and unconditionally guarantee the senior notes and credit facilities of Holdings and LIN Television on a joint and several basis (see Note 11). However, LIN TV does not guarantee the debt of its subsidiaries.

Equity Restructuring

      Effective May 1, 2002, the Company amended its charter to create three classes of common stock, classes A, B and C, and to reclassify existing common stock, and to effect a 1-for-21 reverse common stock split. All references in the consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this equity restructuring. Class A and class C common stock have voting rights, with each share of class A common stock having one vote per share and the class C common stock possessing 70% of the combined voting power of LIN TV. Class B common stock has no voting rights, however, without the consent of a majority of the class B shares, the Company may not enter into certain corporate transactions described below. Affiliates of Hicks Muse hold all of the non-voting class B shares. The class B common stock is convertible into class A or class C common stock and class C shares are convertible into class A shares under certain conditions.

      The class B common stock is generally not entitled to vote, however, without the consent of at least a majority of the shares of class B common stock then outstanding, the Company may not:

•	sell or transfer assets with a total fair market value equal to 10% or more of the value of the Company’s outstanding common stock;

•	merge or consolidate with another entity;

•	reclassify any of the Company’s securities;

•	reclassify, dissolve, liquidate or wind-up the Company’s affairs;

•	issue equity securities or those of any of the Company’s subsidiaries, other than securities issued by a wholly owned subsidiary to the Company or by the Company to another wholly owned subsidiary or securities issued under the Company’s stock option plan or phantom stock plan;

•	redeem or repurchase any shares of the Company’s or the Company’s subsidiaries’ capital stock, other than purchases made pursuant to the Company’s stock option plan or phantom stock plan;

•	amend or modify the Company’s charter or bylaws so as to affect adversely the rights of the class B common stock;

•	declare or pay any dividend or make any other distribution;

•	enter into any transaction with an affiliate of the Company, other than in its ordinary course of business;

•	enter into any transaction outside the Company’s ordinary course of business;

•	engage in any business or transaction that would require any direct or indirect owner of an equity interest in the Company to divest itself of any such interest;

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	incur or assume or permit any subsidiary to incur or assume any indebtedness in an amount equal to or greater than 10% of the Company’s fair market value;

•	engage in any business other than any business a majority of whose revenue is derived from the ownership and operation of television stations or any business that the Company conducted as of the date of filing the Company’s second amended and restated charter; and

•	settle or allow any subsidiary to settle any claim outside the ordinary course of the Company’s business that involves any material restriction on the Company’s continued business or assets or that of any of the Company’s subsidiaries or affiliates.

Note 2 — Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or the Company on a stand-alone basis is provided.

      The only operating activities of the Company on a stand-alone basis for the years ended December 31, 2002, 2001 and 2000, were equity transactions with all net proceeds immediately contributed to the Company’s subsidiaries.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets and net assets of businesses acquired.

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Short-term Investments

      All of the Company’s short-term investments are designated as available for sale and are reported at market value. Unrealized gains and losses on available for sale securities are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Dividends and interest, as well as amortization of premium or discount arising at acquisition are included in earnings. Realized gains and losses on available for sale securities are also reported in earnings.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity Investments

      The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net loss.

Revenue Recognition

      Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amounts of $12.5 million, $12.2 million and $9.3 million in the years ended December 31, 2002, 2001 and 2000, respectively. The Company incurred barter expense in the amounts of $12.4 million, $12.0 million and $9.0 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amounts of $4.6 million, $4.7 million and $4.9 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Intangible Assets

      Intangible assets include broadcast licenses, network affiliations and goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

      The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

      The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

      An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission ownership rules, amongst others.

      The future value of the Company’s broadcast licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event would trigger an assessment of the carrying value of the broadcast licenses.

Long Lived-Assets

      The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program Rights

      Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for Stock-Based Compensation

      At December 31, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In 2002, the Company incurred $894,000 of stock-based employee compensation cost, which was reflected in earnings. No stock-based employee compensation cost was reflected in earnings in 2001 and 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss, as reported	$(47,215)	$(61,721)	$(34,194)
Add: Stock-based employee compensation expense, as reported	894	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,235)	(2,657)	(2,464)

Pro forma net loss	$(48,556)	$(64,378)	$(36,658)

Basic and diluted loss per common share, as reported	$(1.13)	$(2.40)	$(1.33)
Basic and diluted loss per common share, pro forma	$(1.16)	$(2.51)	$(1.43)

Income Taxes

      Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

Earnings per Share

      Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and phantom units are anti-dilutive for all periods presented and are, therefore, excluded from the calculation. Options to purchase 2,957,000, 1,817,000, and 1,836,000 shares of common stock, and phantom units exercisable into 675,000, 680,000 and 682,000 shares of common stock were outstanding as of December 31, 2002, 2001 and 2000, respectively, but were not included in the calculation of diluted earnings per share because the effect to their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments

      Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value at December 31, 2002 and 2001 (see Note 11 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassification

      Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this new standard to have a material impact on its results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS 145 by the Company on January 1, 2003 will result in a reclassification of approximately $3.7 million and $4.4 million, net of applicable taxes, of previously recorded extraordinary losses on early extinguishment of debt to operating expense for the years ended December 31, 2002 and 2001, respectively. Adoption of SFAS 145 will not result in a change to the reported results for the year ended December 31, 2000.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,”(“SFAS 148”) which amends SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 148 provides alternative methods of transition for the voluntary change to a fair value based method of accounting for stock-based compensation. In addition, SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company has elected to early adopt the annual disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. FIN 45 is effective for financial statements issued for periods ending after December 15, 2002. The Company does not expect the application of FIN 45 to have a material impact on its financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities created after January 31, 2003. The Company does not expect the application of FIN 46 to have a material impact on its financial position or results of operations.

Note 3 — Initial Public Offering

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

      The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise Television Corp (“Sunrise”) which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse, and for general corporate purposes.

Note 4 — Business Combinations and Dispositions

UHF television channel licenses

      In December 2002, the Company acquired for $4.3 million the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television.

Sunrise Acquisition

      On May 2, 2002, concurrent with the consummation of the Company’s IPO, the Company acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company and one station that is operated by

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company under a local marketing agreement. The Company issued 60,221 shares of class A common stock and 402,218 shares of class B common stock and options to acquire 3,688 shares of class A common stock with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting. On May 8, 2002, the Company contributed its investment in Sunrise to LIN Television through a capital contribution.

      In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, on which date the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

      Sunrise was included in the Company’s results of operations beginning May 2, 2002, the date of acquisition. The following table sets forth pro forma information as if the acquisition of Sunrise had occurred on January 1, 2001, and as if the acquisitions of WNLO-TV, S&E Network, Inc., and WWLP-TV had occurred on January 1, 2000:

	For Year Ended December 31,

	2002	2001	2000

Net revenues	$366,620	$327,238	$300,114
Loss before extraordinary item and cumulative effect of accounting change	(11,256)	(51,089)	(28,744)
Net loss	$(44,766)	$(56,046)	$(28,744)

Basic and diluted loss per common share:
Loss before extraordinary item and cumulative effect of accounting change	$(0.26)	$(1.72)	$(1.12)
Net loss	$(1.04)	$(1.89)	$(1.12)

Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	43,120	29,673	25,687

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes these acquisitions (in thousands):

					UHF
				Sunrise	Television
	WOTV-TV	WVBT-TV	WCTX-TV	Television	Licenses

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002	December 20, 2002

Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—
Other current assets	—	—	—	20,491	—
Property and equipment	1,291	—	—	36,984	—
Broadcast licenses	1,581	3,029	4,739	166,613	4,293
Other long-term assets	—	—	—	5,613	—
Liabilities held for sale	—	—	—	(1,850)	—
Total other liabilities	—	—	—	(24,239)	—
Long-term debt and accrued interest and premiums	—	—	—	(166,038)	—
Preferred stock	—	—	—	(65,169)	—

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255	$4,293

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

Note 5 — Available for Sale Securities

      The amortized cost, gross realized gains and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 is as follows (in thousands):

		Gross
	Amortized	Realized	Fair
	Cost	Gains	Value

Corporate debt securities	$7,627	$60	$7,687
Mortgage-backed securities	15,851	136	15,987

	$23,478	$196	$23,674

      Dividend and interest income, including amortization of the premium and discount arising at acquisition, has been included in earnings. There were no unrealized gains on the available-for-sale securities in 2002. The Company did not hold any available-for-sale securities in prior years. All available-for-sale securities mature within one year of December 31, 2002.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Assets and Liabilities Held for Sale

      On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. in which the Company agreed to sell the assets of the television stations of KRBC-TV in Abilene, Texas and KABC-TV in San Angelo, Texas for $10.0 million in cash plus working capital. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of December 31, 2002. As of December 31, 2002, the Company has received a deposit of $1.5 million from Mission Broadcasting, which the Company has recorded in other current liabilities. The remaining balance is expected to be settled by the end of the first quarter of 2003. The Company has recognized a loss of approximately $85,000, net of a tax benefit of $45,000, in discontinued operations in connection with these stations in the year ended December 31, 2002. The carrying amounts of the assets and liabilities of the television stations, as of December 31, 2002, are as follows:

Accounts receivable	$739
Program rights	(29)
Other current assets	8
Property and equipment, net	3,694
Intangible assets, net	6,194

Assets held for sale	$10,606

Accounts payable	$56
Program payable	83

Liabilities held for sale	$139

Note 7 — Equity Investments

      The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at December 31 (in thousands):

	2002	2001

NBC joint venture	$58,411	$56,259
WAND (TV) Partnership	13,141	13,458
Banks Broadcasting, Inc.	12,816	12,877

	84,368	82,594
Southwest Sports Group	—	56,000

	$84,368	$138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $5.6 million and $6.6 million from the joint venture for the years ended

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net revenues	$170,890	$146,630	$171,349
Operating income	102,226	49,880	69,177
Net income (loss)	38,057	(14,935)	4,562

	December 31,

	2002	2001

Current assets	$24,111	$1,939
Non-current assets	236,140	248,118
Current liabilities	544	906
Non-current liabilities	815,500	815,500

      WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received a distribution of $800,000 from the WAND (TV) Partnership in 2002. No distributions were received in 2001. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $187,000 and $1.2 million as of December 31, 2002 and 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended		Period From
	December 31,		Inception (April 1)
			to December 31,
	2002	2001	2000

Net revenues	$8,087	$6,386	$6,363
Operating income (loss)	1,431	(747)	1,294
Net income (loss)	1,450	(711)	1,294

	December 31,

	2002	2001

Current revenues	$2,137	$4,141
Non-current assets	34,063	34,104
Current liabilities	751	1,846

      Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $82,000 and $900,000 as of December 31, 2002 and 2001, respectively. The Company also

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had a receivable of $270,000 due from 21st Century Group LLC, an investor in Banks Broadcasting, Inc. at December 31, 2002. The receivable was repaid on February 7, 2003. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Year Ended		Period From
	December 31,		Inception (August 15)
			to December 31,
	2002	2001	2000

Net revenues	$5,270	$4,539	$1,990
Operating loss	(1,731)	(2,426)	(998)
Net loss	(2,366)	(1,501)	(632)

	December 31,

	2002	2001

Current assets	$2,588	$2,969
Non-current assets	27,444	27,903
Current liabilities	1,067	2,481
Non-current liabilities	1,456	760
Redeemable preferred stock	298	298

      Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

      Other Investments: The Company, in the second quarter of 2002, recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company’s initial investment as a result of a reduction in the value of the internet company that in the opinion of management is other than temporary.

Note 8 — Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Land and land improvements	$14,300	$11,090
Buildings and fixtures	82,389	68,110
Broadcasting equipment and other	208,247	154,213

	304,936	233,413
Less accumulated depreciation	(96,864)	(70,362)

	$208,072	$163,051

      The Company recorded depreciation expense in the amounts of $28.0 million, $22.8 million and $21.3 million in the years ended December 31, 2002, 2001 and 2000, respectively.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Intangible Assets

      The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2002	2001

Amortized Intangible Assets:
LMA purchase options	$1,412	$1,125
Network affiliations	377	—
Income leases	393	—
Accumulated amortization	(702)	(1,125)

	1,480	—

Unamortized Intangible Assets:
Broadcast licenses	1,127,742	1,002,978
Goodwill	599,263	589,485

	1,727,005	1,592,463

Total intangible assets	$1,728,485	$1,592,463

      Amortization expense was approximately $699,000 for the year ended December 31, 2002. There was approximately $572,000, $344,000 and $375,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. The Company recorded approximately $127,000 of amortization expense on network affiliation agreements and income leases for the year ended December 31, 2002. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

      In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows, on a pro forma basis, what the Company’s net loss and net loss per common share would have been if the new accounting standards had been applied to the prior years, net of tax benefit (in thousands):

	2001	2000

Reported net loss	$(61,721)	$(34,194)
Addback: goodwill amortization	10,455	10,180
Addback: intangible amortization	17,447	15,823

Adjusted net loss	$(33,819)	$(8,191)

Basic and diluted loss per share:
Reported net loss	$(2.40)	$(1.33)
Addback: goodwill amortization	0.41	0.40
Addback: intangible amortization	0.68	0.62
Adjusted net loss	(1.32)	(0.32)

Note 10 — Local Marketing Agreements

      The Company has entered into an option and put agreement that would enable or require the Company to purchase KNVA-TV for a fixed amount under certain conditions. Given the changes in Federal Communications Commission ownership rules, the Company, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put options was approximately $4.1 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2002. In connection with its LMAs for WNAC-TV and KNVA-TV, the Company is committed to pay minimum future periodic fees totaling $5.1 million as of December 31, 2002.

Note 11 — Long-term Debt

      Debt consisted of the following at December 31 (in thousands):

	2002	2001

Senior Credit Facilities	$—	$182,300
$210,000, 8% Senior Notes due 2008 (net of discount of $5,996 and $7,165 at December 31, 2002 and 2001, respectively)	204,004	202,835
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 and $432 at December 31, 2002 and 2001, respectively)	299,636	299,568
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 and $34,935 at December 31, 2002 and 2001, respectively)	271,557	290,065
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 and $21,045 at December 31, 2002 and 2001, respectively)	89,323	78,955
$2,500, 7% STC Broadcasting Note due 2006	—	2,500

Total debt	864,520	1,056,223
Less current portion	106,154	—

Total long-term debt	$758,366	$1,056,223

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Senior Credit Facilities:

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

      On May 8, 2002, the Company repaid all of the outstanding indebtedness due under the senior credit facilities from proceeds of its initial public offering. The Company recognized an extraordinary loss of $1.6 million, net of a tax benefit of $860,000, related to the write-off of unamortized deferred financing costs in connection with the early settlement of the debt. The Company recorded, as a part of the Sunrise acquisition, the fair value of the Sunrise debt and accrued interest and premiums of $166.0 million. On May 2, 2002, the Company exchanged a portion of this debt and accrued interest and premiums, a $33.3 million note held by affiliates of Hicks Muse, for 1,514,755 shares of the Company’s class B common stock. On May 8, 2002, the Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million of Sunrise preferred stock held by affiliates of Hicks Muse for 2,470,018 shares of the Company’s class B common stock and made a cash payment to redeem the balance of $10.8 million of Sunrise preferred stock held by another investor.

      On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note maturing on May 8, 2003, in the amount of $7.1 million at an interest rate of 10% per annum to Hicks Muse Partners. On August 23, 2002, the Company repaid the balance of the Hicks Muse Partners promissory note, including all accrued and unpaid interest, totaling $7.3 million.

      The obligations of Holdings under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by each existing and subsequently acquired or organized subsidiary of Holdings, but not by LIN TV. In addition, substantially all of the assets of Holdings and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

Senior Subordinated Notes

      On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are uncollateralized obligations of LIN Television, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Subordinated Notes are subject to early redemption provisions in the event of a change of control.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Discount Notes

      On March 3, 1998, Holdings issued $325.0 million aggregate principal amount at maturity of 10% senior discount notes due 2008 in a private placement. Such senior discount notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The senior discount notes were issued at a discount and generated net proceeds of $192.6 million. The senior discount notes are uncollateralized senior obligations and are not guaranteed. Cash interest will not accrue or be payable on the senior discount notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. Holdings is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Discount Notes are subject to early redemption provisions in the event of a change in control. A mandatory principal redemption amount of $106.2 million related to the Senior Discount Notes will become due and payable in a lump sum on March 3, 2003.

      During the fourth quarter of 2002, the Company repurchased $49.0 million aggregate principal amount of the outstanding 10% senior discount notes issued on March 3, 1998 through negotiated purchases funded with cash on hand. This resulted in an extraordinary loss of $2.1 million, net of a tax benefit of $1.1 million, relating to the write-off of unamortized deferred financing costs and call premiums in connection with the repurchase of the notes.

      On June 14, 2001, Holdings issued $100.0 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. The Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and are being amortized over the term of the debt. The Senior Discount Notes are uncollateralized senior obligations of Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. Holdings is subject to compliance with certain financial covenants and other conditions. The Senior Discount Notes are subject to early redemption provisions in the event of a change of control.

Senior Notes

      On June 14, 2001, LIN Television issued $210.0 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are uncollateralized senior obligations of LIN Television, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Notes are subject to early redemption provisions in the event of a change of control.

      A portion of the proceeds from the Senior Notes and Senior Discount Notes issued in June 2001, less certain transactional costs, was used to repay $233.2 million of the Company’s existing Senior Credit Facilities. The Company incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future principal payments in connection with Senior Subordinated Notes, Senior Discount Notes and Senior Notes at December 31, 2002 are as follows:

2003	$106,154
2004	—
2005	—
2006	—
2007	—
2008	779,846

$886,000

      The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2002	2001

Carrying amount	$864,520	$1,056,223
Fair Value	415,500	944,751

Note 12 —	Stockholders’ Equity

      Stock Option Plans. Pursuant to the Company’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”) nonqualified options to purchase LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company. In addition, pursuant to the 2002 Non-Employee Director Stock Plan, 1,000 shares of the Company’s class A common stock were awarded to members of the Board of Directors for consideration of $0 per share, resulting in compensation expense of $22,000.

      Options granted under the Option Plans have exercise prices equal to or more than the fair market value of the underlying common stock at the date of grant. The Board of Directors, prior to May 2, 2002, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for the Company’s common stock.

      Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. There were 4,798,000 shares authorized for grant under the four plans. At December 31, 2002, there were 1,750,000 options available for future grant under the Option Plans.

      Pro forma information regarding net loss as required by SFAS No. 123, “Accounting for Stock-Based Compensation” has been determined as if the Company had accounted for its employee stock options under the fair value method. The Company’s indebtedness restricts the ability to pay dividends (a factor used in calculating fair value).

      The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000: a risk free interest rate of 5.96% and 5.92%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. With respect to the various option vesting increments, the risk-free interest rate ranged from 3.4% to 4.8%, the average expected life ranged from 2 to 6 years, and a volatility factor of 35% was used with respect to the expected value of the Company’s stock. No expected dividend yield was included in the option pricing model.

      The following table provides additional information regarding the Option Plans (shares in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	1,817	$18.96	1,836	$18.83	1,661	$17.97
Granted	1,312	21.94	59	25.44	259	25.10
Exercised	(39)	17.43	—	—	(6)	19.46
Forfeited	(136)	22.16	(78)	20.86	(78)	21.24
Assumed in merger with Sunrise	3	51.55	—	—	—	—

Outstanding at end of period	2,957	20.19	1,817	18.96	1,836	18.83

Options exercisable at period-end	1,404		1,106		809

Weighted-average fair value of options granted during the period	$6.79		$7.35		$8.40

      The following table summarizes information about the Option Plans at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$10.50 to $14.99	516	5.0	$11.47	515	$11.46
$15.00 to $19.99	12	5.2	18.57	12	18.57
$20.00 to $24.99	2,198	7.8	21.54	790	21.00
$25.00 to $29.99	230	7.9	26.25	87	26.25
$220.00-$250.00	1	7.6	223.69	0	223.69

      Phantom Stock Unit Plan. Pursuant to the Company’s 1998 Phantom Stock Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

      The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides additional information regarding the Phantom Stock Units Plan (shares in thousands):

	Year Ended December 31,

	2002	2001	2000

Outstanding at beginning of period	680	682	688
Exercised	(5)	(2)	(6)

Outstanding at end of period	675	680	682

      Employee Stock Purchase Plan. Under the terms of the Company’s 2002 Employee Stock Purchase Plan, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of the Company’s Class A common stock. The per share purchase price is 85% of the average of the high and low per share trading price of the Company’s Class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2002, employees purchased 25,146 shares at a weighted-average price of $19.65.

Note 13 — Restructuring Charge

      As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas for the year ended December 31, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and expects to pay the balance during the first quarter of 2003.

Note 14 — Derivative Instruments

      The Company has used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. At December 31, 2001, the Company held derivative instruments with a notional amount of $430.0 million and the aggregate fair value of the instruments was a liability of $5.6 million. Other (income) expense for the years ended December 31, 2002 and 2001 includes a gain of $5.6 million and loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments.

Note 15 — Related Party Transactions

      Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $368,000, $1.3 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending this agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursements of certain expenses. Transactions subject to this agreement included a tender offer, acquisition, sale,

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the year ended December 31, 2002. The fees for the years ended December 31, 2001 and 2000 were $539,000 and $1.8 million, respectively.

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

Note 16 — Income Taxes

      The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$376	$—	$—
State	750	859	1,102
Foreign	2,240	110	315

	3,366	969	1,417

Deferred:
Federal	14,114	(20,799)	(2,911)
State	4,974	(128)	(133)
Foreign	5,027	1,731	3,208

	24,115	(19,196)	164

	$27,481	$(18,227)	$1,581

      The components of the income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

United States of America	$(1,729)	$(81,172)	$(40,839)
Foreign	15,338	5,634	8,226

Income (loss) before income taxes	$13,609	$(75,538)	$(32,613)

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the amount that would be benefited by applying the 35% federal statutory rate to loss before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,

	2002	2001	2000

Provision (benefit) assuming federal statutory rate	$4,763	$(26,438)	$(11,415)
State taxes, net of federal tax benefit	769	430	630
Amortization	—	6,452	9,948
Foreign taxes	4,196	964	2,290
Change in Valuation Allowance	17,083	—	—
Other	670	365	128

	$27,481	$(18,227)	$1,581

      The components of the net deferred tax liability are as follows at December 31 (in thousands):

	December 31,

	2002	2001

Deferred tax liabilities:
Intangible assets	$234,496	$238,420
Property and equipment	21,726	20,367
Equity Investments	267,935	282,690

	524,157	541,477

Deferred tax assets:
Net operating loss carryforwards	(39,456)	(36,382)
Valuation allowance	42,511	2,514
Other	(16,624)	(11,892)

	(13,569)	(45,760)

Net deferred tax liabilities	$510,588	$495,717

      Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the year ended December 31, 2002, the Company recorded a net non-cash charge of $17.1 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets.

      The Company established a $30.4 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of Sunrise. This valuation allowance was reduced to $25.4 million with an offsetting adjustment to goodwill. These entries have no impact on the Company’s cash flows.

      The Company established a valuation allowance of $7.7 million relating to certain acquired net operating loss carryovers in Puerto Rico at December 31, 1999. At December 31, 2002 those deferred tax assets were fully utilized. All reductions to the valuation allowance have been recorded as a decrease to

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination.

      Amounts included in the tax provision for (benefit from) income taxes as a result of the utilization of previously unrecognized acquired deferred tax assets were $3.9 million, $1.1 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      At December 31, 2002, the Company had a federal net operating loss carryforward of approximately $103.5 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico of $6.1 million, which expire between 2003 through 2007. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

      The Company had cash tax payments of approximately $1.0 million dollars for each of the years ended December 31, 2002 and 2001. This net cash tax payment included a $600,000 refund for the year ended December 31, 2002.

Note 17 —	Discontinued Operations

      On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold to Smith Television the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations and the Company has recorded income from discontinued operations of approximately $125,000, net of a tax provision of $67,000 and gain from the sale of the discontinued operations of approximately $982,000, net of a tax provision of $425,000 for the year ended December 31, 2002.

Note 18 —	Retirement Plans

      401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $1.6 million, $1.2 million and $1.1 million to the 401(k) Plan in the years ended December 31, 2002, 2001 and 2000, respectively.

      Retirement Plans. The Company has a number of noncontributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

      The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $76.7 million, $72.4 million and $55.4 million at December 31, 2002, respectively, and $2.8 million, $1.7 million and $0 at December 31, 2001, respectively.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year ended December 31,

	2002	2001	2000

	(Amounts in thousands, except percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$64,754	$58,553	$55,637
Service cost	1,592	1,047	944
Interest cost	4,874	4,351	4,148
Plan amendments	1,596	—	(216)
Actuarial Loss (gain)	7,111	3,141	(16)
Benefits paid	(3,216)	(2,338)	(1,944)

Benefit obligation, end of period	$76,711	$64,754	$58,553

Change in plan assets
Fair value of plan assets, beginning of period	$65,515	$66,824	$69,279
Actual return on plan assets	(6,924)	1,028	(511)
Benefits paid	(3,216)	(2,338)	(1,944)

Fair value of plan assets, end of period	$55,375	$65,514	$66,824

Funded status of the plan	$(21,337)	$810	$8,321
Unrecognized actuarial gain	15,130	(4,982)	(13,227)
Unrecognized prior service cost	1,562	198	210
Unrecognized net transition asset	—	—	(329)

Total amount recognized and accrued benefit liability	$(4,645)	$(3,974)	$(5,025)

Assumptions as of period end
Discount rate	6.75 - 8.00%	7.25 - 8.00%	7.50 - 8.00%
Expected return on plan assets	7.00 - 8.25%	7.00 - 8.25%	7.00 - 8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%
Net periodic cost
Service cost	$1,592	$1,047	$944
Interest cost	4,874	4,351	4,148
Expected return on assets	(5,730)	(5,478)	(5,087)
Prior service cost amortization	157	12	12
Actuarial gain recognized	(142)	(638)	(618)
Transition amount recognized	—	(329)	(329)

Net periodic (credit) cost	$751	$(1,035)	$(930)

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Commitments and Contingencies

     Commitments

      The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2002 are as follows (in thousands):

2003	$1,012
2004	701
2005	609
2006	524
2007	344
Thereafter	2,139

$5,329

      Rent expense included in the consolidated statements of operations was $1.6 million, $1.0 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company has entered into a commitment for future capital purchases of $1.5 million payable in 2003 related to the conversion from analog to digital television.

      The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2002 are as follows (in thousands):

2003	$18,352
2004	13,117
2005	7,009
2006	1,357
2007	248
2008	234
Thereafter	449

Total obligations	40,766
Less recorded contracts	24,064

Future contracts	$16,702

     Contingencies

      Changes in Federal Communications Commission Ownership Rules. Effective November, 2000, and as modified in January, 2001, the Federal Communications Commission has significantly revised certain of its broadcast ownership regulations. Among the Federal Communications Commission actions were:

1. relaxing the “duopoly” rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances;

2. determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible;

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, and examining whether it would be in the public interest to permit such combinations to continue;

4. permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and

5. modifying the Federal Communications Commission’s radio-television cross-ownership rules to permit the possession of “attributable” ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

      Under the new rules, the Company has purchased three of its LMA stations (in Grand Rapids, Norfolk and New Haven) during 2002. The Company believes that the remaining LMAs (in Austin and Providence) will either be eligible for conversion to ownership or alternative management without a material financial impact.

      GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities, senior notes, senior subordinated notes and senior discount notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

      Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net revenues	$62,523	$89,865	$92,927	$104,279
Operating income	14,170	30,409	28,067	37,014
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(25,720)	(8,102)	5,083	14,867
Income (loss) from discontinued operations, net of tax	—	(276)	151	85
Gain from sale of discontinued operations, net of tax	—	—	(982)	—
Extraordinary item, net of tax	—	1,597	—	2,079
Cumulative effect of change in accounting principle, net of tax	30,689		—	—
Net income (loss)	(56,409)	(9,423)	5,914	12,703

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(1.00)	(0.19)	0.10	0.30
Income (loss) from discontinued operations, net of tax	—	0.01	(0.02)	—
Extraordinary item, net of tax	—	(0.04)	—	(0.04)
Cumulative effect of change in accounting principle, net of tax	(1.19)	—	—	—
Net income (loss)	(2.20)	(0.23)	0.12	0.25

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net revenues	$58,028	$73,046	$63,534	$76,430
Operating income	(1,378)	11,268	2,773	16,164
Loss before extraordinary item	(20,583)	(7,589)	(19,528)	(9,611)
Extraordinary item, net of tax	—	4,410	—	—
Net loss	(20,583)	(11,999)	(19,528)	(9,611)

Basic and diluted net loss per common share:
Loss before extraordinary item	(0.80)	(0.30)	(0.76)	(0.37)
Extraordinary item, net of tax	—	(0.17)	—	—
Net loss	(0.80)	(0.47)	(0.76)	(0.37)

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2002	2001	2000

Cash paid for interest	$48,435	$50,348	$63,082
Cash paid for income taxes	1,029	1,048	1,011
Cash investing activities:
On April 1, 2000, the Company exchanged two-thirds of WAND-TV for WLFI-TV, Inc. valued at approximately $23.7 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			23,820
2/3 of WAND-TV			(23,745)

Liabilities assumed			75

On November 10, 2000, the Company acquired WWLP-TV for approximately $128.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			128,635
Cash paid			(128,000)

Liabilities assumed			635

On June 5, 2001, the Company acquired WNAC-TV for approximately $2.5 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		2,500
Note issued		(2,500)

Liabilities assumed		—

On July 25, 2001, the Company acquired WNLO-TV for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		26,044
Cash paid		(26,044)

Liabilities assumed		—

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		11,736
Cash paid		(11,699)

Liabilities assumed		37

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for approximately $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets	2,872
Cash paid	(2,872)

Liabilities assumed	—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for approximately $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets	3,029
Cash paid	(3,029)

Liabilities assumed	—

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for approximately $4.7 million, a station the Company had been operating under a local marketing agreement since December 9, 1994. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets	4,739
Cash paid	(4,739)

Liabilities assumed	—

On May 2, 2002, the Company acquired Sunrise Television Corp. for approximately $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	267,551
Value of common stock issued in exchange for Sunrise	(10,255)

Liabilities assumed	(257,296)

Note 22 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$1,802	$1,801	$894	$2,709
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802
Year ended December 31, 2000
Allowance for doubtful accounts	$1,918	$532	$771	$1,679

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Subsequent Events

      Refinancing of LIN Television Corporation: On February 7, 2003, the Company announced that it had obtained a new $175.0 million term loan for LIN Television. The Company used the proceeds from the new loan, a draw down of $75.0 million from its existing revolving credit facility and cash on hand, to retire the debt of Holdings consisting of a $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The repayment of these notes was effected on March 10, 2003 and the mandatory debt repayment of $106.2 million was made on March 3, 2003, as scheduled. These repayments will result in a charge of $7.2 million on early extinguishment.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder

of LIN Television Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 12, 2003

LIN TELEVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and equivalents	$143,860	$17,236
Available for sale securities	23,674	—
Accounts receivable, less allowance for doubtful accounts (2002 — $2,709; 2001 — $1,802)	71,336	58,256
Program rights	14,515	14,696
Assets held for sale	10,606
Other current assets	1,631	1,603

Total current assets	265,622	91,791
Property and equipment, net	208,072	163,051
Deferred financing costs	18,316	24,452
Equity investments	84,368	82,594
Investment in Southwest Sports Group, at cost plus accrued interest	—	56,000
Program rights	8,953	5,448
Goodwill	586,592	589,485
Broadcast licenses	1,106,553	1,002,978
Other intangible assets, net	1,480	—
Other assets	13,074	10,372

Total Assets	$2,293,030	$2,026,171

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$11,665	$7,751
Accrued income taxes	14,022	5,481
Accrued interest expense	16,236	19,502
Accrued sales volume discount	5,415	3,820
Other accrued expenses	22,303	14,267
Liabilities held for sale	139	—
Program obligations	15,683	13,265

Total current liabilities	85,463	64,086
Long-term debt	503,640	687,203
Deferred income taxes, net	494,440	522,339
Program obligations	8,381	5,523
Other liabilities	12,131	10,083
Holdings tax sharing obligations	8,364	8,364

Total liabilities	1,112,419	1,297,598

Commitments and Contingencies (Note 19)
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,272,913	820,124
Accumulated deficit	(92,302)	(91,551)

Total stockholder’s equity	1,180,611	728,573

Total liabilities and stockholder’s equity	$2,293,030	$2,026,171

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net revenues	$349,594	$271,038	$295,706
Operating costs and expenses:
Direct operating	96,409	81,373	78,693
Selling, general and administrative	80,691	64,630	64,193
Corporate	12,508	8,436	9,270
Amortization of program rights	20,759	21,847	21,214
Depreciation and amortization of intangible assets	28,658	65,925	63,734
Restructuring charge	909	—	—

Total operating costs and expenses	239,934	242,211	237,104

Operating income	109,660	28,827	58,602
Other (income) expenses:
Interest expense	54,503	64,124	67,126
Investment income	(3,131)	(3,950)	(4,052)
Share of (income) loss in equity investments	(6,328)	4,121	(365)
(Gain) loss on derivative instruments	(5,552)	5,552	—
Gain on redemption of investment in Southwest Sports Group	(3,819)	—	—
Fee on termination of Hicks Muse agreements	16,000	—	—
Other, net	3,106	996	2,764

Total other expense, net	54,779	70,843	65,473

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle	54,881	(42,016)	(6,871)
Provision for (benefit from) income taxes	24,368	(6,728)	10,590

Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	30,513	(35,288)	(17,461)
Discontinued operations:
Income from discontinued operations, net of tax provision of $22	(40)	—	—
Gain from sale of discontinued operations, net of tax provision of $425	(982)	—	—
Extraordinary item, loss on early extinguishment of debt, net of tax benefit of $860 for the year ended December 31, 2002 and $2,400 for the year ended December 31, 2001	1,597	4,410	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	30,689	—	—

Net loss	$(751)	$(39,698)	$(17,461)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In thousands, except for number of shares)
Balance at January 1, 2000	1	$—	$748,054	$(34,392)	$713,662
Net loss		—	—	(17,461)	(17,461)
Charge for stock options exercised	—	—	130	—	130
Charge for payments on exercises of phantom stock units		—	(133)	—	(133)
Tax benefit from exercises of stock options		—	472	—	472

Balance at December 31, 2000	1	—	748,523	(51,853)	696,670
Net loss		—	—	(39,698)	(39,698)
Charge for payments on exercises of phantom stock units		—	(38)	—	(38)
Tax benefit from exercises of stock options		—	223	—	223
Capital Contributions from LIN Holdings		—	71,416	—	71,416

Balance at December 31, 2001	1	—	820,124	(91,551)	728,573
Net loss	—	—	—	(751)	(751)
Capital contributions from LIN TV Corp. in connection with initial public offering, net of fees	—	—	399,944	—	399,944
Capital contributions from LIN TV Corp. in connection with the termination of agreements with Hicks Muse	—	—	2,714	—	2,714
Capital contribution from LIN TV Corp. in connection with the settlement of Sunrise debt and preferred stock liabilities	—	—	87,666	—	87,666
Capital contribution from LIN TV Corp. of Sunrise Television Corp.’s assets and liabilities	—	—	10,255	—	10,255
Distribution to Holdings for repayment of Notes	—	—	(49,977)	—	(49,977)
Charge for employee stock option and phantom stock unit, exercises and employee stock purchase plan issuances, net of tax	—	—	1,138	—	1,138
Tax benefit from exercises of stock options			155		155
Charge for stock-based compensation	—	—	894	—	894

Balance at December 31, 2002	1	$—	$1,272,913	$(92,302)	$1,180,611

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net loss	$(751)	$(39,698)	$(17,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	33,406	71,688	69,569
Amortization of program rights	20,759	21,847	21,214
Program payments	(22,475)	(22,386)	(22,750)
Interest and appreciation on Southwest Sports Group preferred units	(4,819)	(3,000)	(3,000)
Loss on disposition of stations	—	—	2,720
Tax benefit from exercise of stock options	155	223	472
Employee stock-based compensation	894	—	—
Deferred income taxes and utilization of previously unrecognized acquired net operating losses, net	15,453	(7,850)	5,984
Extraordinary loss due to extinguishment of debt, net of tax benefit	1,597	4,410	—
Impairment of intangible assets, net of tax benefit	30,689	—	—
Net (gain) loss on disposition of property and equipment	(107)	1,128	220
Share of (income) loss in equity investments	(6,329)	4,121	(365)
Provision for doubtful accounts	1,032	123	239
(Gain) loss derivative instruments	(5,552)	5,552	—
Other non-cash items	12,394	—	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,210)	447	(3,072)
Program rights, net of program obligations	(2,246)	(523)	239
Other assets	5,045	2,245	5,604
Accounts payable	(1,348)	488	1,798
Accrued income taxes	8,027	(97)	828
Accrued interest expense	(5,857)	8,693	315
Accrued sales volume discount	1,595	(908)	459
Other accrued expenses	(2,322)	(4,311)	(4,907)

Net cash provided by operating activities	75,030	42,192	58,106

INVESTING ACTIVITIES:
Capital expenditures	(39,275)	(21,503)	(29,126)
Proceeds from disposals of property and equipment	74	923	—
Proceeds from sale of broadcast licenses	38,500	—	—
Purchase of short-term investments	(23,478)	—	—
Investments in equity investments	(1,850)	(1,500)	(11,145)
Capital distributions from equity investments	6,405	6,583	815
Proceeds from redemption of Southwest Sports Group preferred units	60,819	—	—
Payments for business combinations, net of cash acquired	(7,916)	(40,879)	(128,000)
Other investments and deposits	88	—	(6,625)

Net cash provided by (used in) investing activities	33,367	(56,376)	(174,081)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,138	(38)	(3)
Redemption of Sunrise Television preferred stock	(10,829)	—	—
Net capital contributions from parent companies	349,967	71,416	—
Proceeds from long-term debt	—	200,065	147,000
Net (payments) proceeds (on) from revolver debt	(10,000)	13,000	500
Principal payments on short-term debt	(7,125)	—	—
Principal payments on long-term debt	(304,924)	(256,389)	(41,389)
Financing costs incurred on issuance of long-term debt	—	(4,466)	—

Net cash provided by financing activities	18,227	23,588	106,108

		—
Net increase in cash and cash equivalents	126,624	9,404	(9,867)
Cash and cash equivalents at the beginning of the period	17,236	7,832	17,699

Cash and cash equivalents at the end of the period	$143,860	$17,236	$7,832

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      LIN Television Corporation (“LIN Television” or the “Company”) is a television station group operator in the United States and Puerto Rico. LIN Television and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. and its subsidiary LIN Holdings Corp. (“Holdings”), are the parent companies of LIN Television and its subsidiaries.

Note 2 — Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets and net assets of businesses acquired.

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Short-term Investments

      All of the Company’s short-term investments are designated as available for sale and are reported at market value. Unrealized gains and losses on available for sale securities are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Dividends and interest, as well as amortization of premium or discount arising at acquisition are included in earnings. Realized gains and losses on available for sale securities are also reported in earnings.

Property and Equipment

      Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net loss. Expenditures for maintenance and repairs are expensed as incurred.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

      The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net loss.

Revenue Recognition

      Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amounts of $12.5 million, $12.2 million and $9.3 million in the years ended December 31, 2002, 2001 and 2000, respectively. The Company incurred barter expense in the amounts of $12.4 million, $12.0 million and $9.0 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amounts of $4.6 million, $4.7 million and $4.9 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Intangible Assets

      Intangible assets include broadcast licenses, network affiliations and goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

      The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

      The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

      An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stations operate, or by adverse changes to Federal Communications Commission ownership rules, amongst others.

      The future value of the Company’s broadcast licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event would trigger an assessment of the carrying value of the broadcast licenses.

Long Lived-Assets

      The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program Rights

      Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for Stock-Based Compensation

      At December 31, 2002, LIN TV Corp. had four stock-based employee compensation plans, which are described more fully in Note 12. LIN TV Corp. awards options on behalf of LIN Television and LIN Television accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In 2002, the Company incurred $894,000 of stock-based employee compensation cost, which was reflected in earnings. No stock-based employee compensation cost was reflected in earnings in 2001 and 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(751)	$(39,698)	$(17,461)
Add: Stock-based employee compensation expense, as reported	894	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,235)	(2,657)	(2,464)

Pro forma loss	$(2,092)	$(42,355)	$(19,925)

Income Taxes

      Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

Fair Value of Financial Instruments

      Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2002 and 2001 (see Note 11 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassification

      Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this new standard to have a material impact on its results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS 145 by the Company on January 1, 2003 will result in a reclassification of approximately $1.6 million and $4.4 million, net of applicable taxes, of previously recorded extraordinary losses on early extinguishment of debt to operating expense for years ended December 31, 2002 and 2001, respectively. Adoption of SFAS 145 will not result in a change to the reported results for the year ended December 31, 2000.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,”(“SFAS 148”) which amends SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 148 provides alternative methods of transition for the voluntary change to a fair value based method of accounting for stock-based compensation. In addition, SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company has elected to early adopt the annual disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. FIN 45 is effective for financial statements issued for periods ending after December 15, 2002. The Company does not expect the application of FIN 45 to have a material impact on its financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities created after January 31, 2003. The Company does not expect the application of FIN 46 to have a material impact on its financial position or results of operations.

Note 3 — Initial Public Offering

      On May 2, 2002, LIN TV Corp. completed its initial public offering (“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to LIN Television, through a capital contribution.

      The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise Television Corp (“Sunrise”) which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of LIN TV Corp.’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, LIN TV Corp. exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of LIN TV

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corp.’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. These share issuances by LIN TV Corp. are reflected as capital contributions in the Company’s financial statements. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse, and for general corporate purposes.

Note 4 — Business Combinations

UHF television channel licenses

      In December 2002, the Company acquired for $4.3 million the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television.

Sunrise Acquisition

      On May 2, 2002, concurrent with the consummation of LIN TV Corp.’s IPO, LIN TV Corp. acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company and one station that is operated by the Company under a local marketing agreement. LIN TV Corp. issued 60,221 shares of class A common stock and 402,218 shares of class B common stock and options to acquire 3,688 shares of class A common stock with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting.

      On May 8, 2002, LIN TV Corp. contributed its investment in Sunrise to LIN Television through a capital contribution.

      In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, on which date the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

      Sunrise was included in the Company’s results of operations beginning May 2, 2002, the date of acquisition. The following table sets forth pro forma information as if the acquisition of Sunrise had occurred on January 1, 2001, and as if the acquisitions of WNLO-TV, S&E Network, Inc., and WWLP-TV had occurred on January 1, 2000:

	For Year Ended December 31,

	2002	2001	2000

Net revenues	$366,620	$327,238	$300,114
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	33,129	(19,766)	(12,011)
Net income (loss)	$1,700	$(24,723)	$(12,011)

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

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

      The following table summarizes these acquisitions (in thousands):

					UHF
				Sunrise	Television
	WOTV-TV	WVBT-TV	WCTX-TV	Television	Licenses

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002	December 20, 2002

Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—
Other current assets	—	—	—	20,491	—
Property and equipment	1,291	—	—	36,984	—
Broadcast licenses	1,581	3,029	4,739	166,613	4,293
Other long-term assets	—	—	—	5,613	—
Liabilities held for sale	—	—	—	(1,850)	—
Total other liabilities	—	—	—	(24,239)	—
Long-term debt and accrued interest and premiums	—	—	—	(166,038)	—
Preferred stock	—	—	—	(65,169)	—

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255	$4,293

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

Note 5 — Available for Sale Securities

      The amortized cost, gross realized gains and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 is as follows (in thousands):

		Gross
	Amortized	Realized	Fair
	Cost	Gains	Value

Corporate debt securities	$7,627	$60	$7,687
Mortgage-backed securities	15,851	136	15,987

	$23,478	$196	$23,674

      Dividend and interest income, including amortization of the premium and discount arising at acquisition, has been included in earnings. There were no unrealized gains on the available-for-sale securities in 2002. The Company did not hold any available-for-sale securities in prior years. All available-for-sale securities mature within one year of December 31, 2002.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Assets and Liabilities Held for Sale

      On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. in which the Company agreed to sell the assets of the television stations of KRBC-TV in Abilene, Texas and KABC-TV in San Angelo, Texas for $10.0 million in cash plus working capital. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of December 31, 2002. As of December 31, 2002, the Company has received a deposit of $1.5 million from Mission Broadcasting, which the Company has recorded in other current liabilities. The remaining balance is expected to be settled by the end of the first quarter of 2003. The Company has recognized a loss of approximately $85,000, net of a tax benefit of $45,000, in discontinued operations in connection with these stations in the year ended December 31, 2002. The carrying amounts of the assets and liabilities of the television stations, as of December 31, 2002, are as follows:

Accounts receivable	$739
Program rights	(29)
Other current assets	8
Property and equipment, net	3,694
Intangible assets, net	6,194

Assets held for sale	$10,606

Accounts payable	$56
Program payable	83

Liabilities held for sale	$139

Note 7 — Equity Investments

      The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at December 31 (in thousands):

	2002	2001

NBC joint venture	$58,411	$56,259
WAND (TV) Partnership	13,141	13,458
Banks Broadcasting, Inc.	12,816	12,877

	84,368	82,594
Southwest Sports Group	—	56,000

	$84,368	$138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $5.6 million and $6.6 million from the joint venture for the years ended

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net revenues	$170,890	$146,630	$171,349
Operating income	102,226	49,880	69,177
Net income (loss)	38,057	(14,935)	4,562

	December 31,

	2002	2001

Current assets	$24,111	$1,939
Non-current assets	236,140	248,118
Current liabilities	544	906
Non-current liabilities	815,500	815,500

      WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received a distribution of $800,000 from the WAND (TV) Partnership in 2002. No distributions were received in 2001. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $187,000 and $1.2 million as of December 31, 2002 and 2001, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended		Period From
	December 31,		Inception (April 1)
			to December 31,
	2002	2001	2000

Net revenues	$8,087	$6,386	$6,363
Operating income (loss)	1,431	(747)	1,294
Net income (loss)	1,450	(711)	1,294

	December 31,

	2002	2001

Current assets	$2,137	$4,141
Non-current assets	34,063	34,104
Current liabilities	751	1,846

      Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $82,000 and $900,000 as of December 31, 2002 and 2001, respectively. The Company also

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had a receivable of $270,000 due from 21st Century Group LLC, an investor in Banks Broadcasting, Inc. at December 31, 2002. The receivable was repaid on February 7, 2003. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

			Period From
			Inception (August 15)
	Year Ended December 31,		to December 31,

	2002	2001	2000

Net revenues	$5,270	$4,539	$1,990
Operating loss	(1,731)	(2,426)	(998)
Net loss	(2,366)	(1,501)	(632)

	December 31,

	2002	2001

Current assets	$2,588	$2,969
Non-current assets	27,444	27,903
Current liabilities	1,067	2,481
Non-current liabilities	1,456	760
Redeemable preferred stock	298	298

      Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

      Other Investments: The Company, in the second quarter of 2002, recorded a loss of approximately $2.8 million in other expenses on an equity investment in an internet company. This amount reflects an impairment of the Company’s initial investment as a result of a reduction in the value of the internet company that in the opinion of management is other than temporary.

Note 8 —	Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Land and land improvements	$14,300	$11,090
Buildings and fixtures	82,389	68,110
Broadcasting equipment and other	208,247	154,213

	304,936	233,413
Less accumulated depreciation	(96,864)	(70,362)

	$208,072	$163,051

      The Company recorded depreciation expense in the amounts of $28.0 million, $22.8 million and $21.3 million in the years ended December 31, 2002, 2001 and 2000, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Intangible Assets

      The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2002	2001

Amortized Intangible Assets:
LMA purchase options	$1,412	$1,125
Network affiliations	377	—
Income leases	393	—
Accumulated amortization	(702)	(1,125)

	$1,480	$—

Unamortized Intangible Assets:
Broadcast licenses	$1,106,553	$1,002,978
Goodwill	586,592	589,485

	1,693,145	1,592,463

Total intangible assets	$1,694,625	$1,592,463

      Amortization expense was approximately $699,000 for the year ended December 31, 2002. There was approximately $572,000, $344,000 and $375,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. The Company recorded approximately $127,000 of amortization expense on network affiliation agreements and income leases for the year ended December 31, 2002. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

      In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

      The following table shows, on a pro forma basis, what the Company’s net loss and net loss per common share would have been if the new accounting standards had been applied to the prior years, net of tax benefit (in thousands):

	2001	2000

Reported net loss	$(39,698)	$(17,461)
Addback: goodwill amortization	10,455	10,180
Addback: intangible amortization	17,447	15,823

Adjusted net loss	$(11,796)	$8,542

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Local Market Agreements

      The Company has entered into an option and put agreement that would enable or require the Company to purchase KNVA-TV for a fixed amount under certain conditions. Given the changes in Federal Communications Commission ownership rules, the Company, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put options was approximately $4.1 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2002. In connection with its LMAs for WNAC-TV and KNVA-TV, the Company is committed to pay minimum future periodic fees totaling $5.1 million as of December 31, 2002.

Note 11 —	Long-term Debt

      Debt consisted of the following at December 31 (in thousands):

	2002	2001

Senior Credit Facilities	$—	$182,300
$210,000, 8% Senior Notes due 2008 (net of discount of $5,996 and $7,165 at December 31, 2002 and 2001, respectively)	204,004	202,835
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 and $432 at December 31, 2002 and 2001, respectively)	299,636	299,568
$2,500, 7% STC Broadcasting Note due 2006	—	2,500

Total long-term debt	$503,640	$687,203

Senior Credit Facilities

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

      On May 8, 2002, the Company repaid all of the outstanding indebtedness due under the senior credit facilities from proceeds of LIN TV Corp.’s initial public offering. The Company recognized an extraordinary loss of $1.6 million, net of a tax benefit of $860,000, related to the write-off of unamortized deferred financing costs in connection with the early settlement of the debt.

      On May 8, 2002, in connection with the termination of its monitoring and oversight agreement, the Company issued a promissory note maturing on May 8, 2003, in the amount of $7.1 million at an interest rate of 10% per annum to Hicks Muse Partners. On August 23, 2002, the Company repaid the balance of the Hicks Muse Partners promissory note, including all accrued and unpaid interest, totaling $7.3 million.

      The obligations of LIN Television under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by each existing and subsequently acquired or organized subsidiary. In addition, substantially all of the assets of LIN Television and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes

      On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are uncollateralized obligations of LIN Television, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Subordinated Notes are subject to early redemption provisions in the event of a change of control.

Senior Notes

      On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Notes are subject to early redemption provisions in the event of a change of control.

      A portion of the proceeds from the Senior Notes and Senior Discount Notes issued in June 2001, less certain transactional costs, was used to repay $233.2 million of the Company’s existing Senior Credit Facilities. The Company incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt.

      Future principal payments in connection with Senior Subordinated Notes and Senior Notes at December 31, 2002 are $510,000 due in 2008.

      The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2002	2001

Carrying amount	$503,640	$687,203
Fair Value	210,000	684,000

Note 12 —	Stockholder’s Equity

      Stock Option Plans. Pursuant to LIN TV Corp.’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”) nonqualified options to purchase LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company. LIN TV Corp. awards options on behalf of LIN Television and its subsidiaries. In addition, pursuant to the 2002 Non-Employee Director Stock Plan,

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,000 shares of LIN TV Corp.’s class A common stock were awarded to members of the Board of Directors for consideration $0 per share, resulting in compensation expense of $22,000.

      Options granted under the Option Plans have exercise prices equal to or more than the fair market value of the underlying common stock at the date of grant. The Board of Directors, prior to May 2, 2002, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for LIN TV Corp.’s common stock.

      Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. There were 4,798,000 shares authorized for grant under the four plans. At December 31, 2002, there were 1,750,000 options available for future grant under the Option Plans.

      Pro forma information regarding net loss as required by SFAS No. 123, “Accounting for Stock-Based Compensation” has been determined as if the Company had accounted for its employee stock options under the fair value method. The Company’s indebtedness restricts the ability to pay dividends (a factor used in calculating fair value).

      The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000: a risk free interest rate of 5.96% and 5.92%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model.

      For 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. With respect to the various option vesting increments, the risk-free interest rate ranged from 3.4% to 4.8%, the average expected life ranged from 2 to 6 years, and a volatility factor of 35% was used with respect to the expected value of LIN TV Corp.’s stock. No expected dividend yield was included in the option-pricing model.

      The following table provides additional information regarding the Option Plans (shares in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	1,817	$18.96	1,836	$18.83	1,661	$17.97
Granted	1,312	21.94	59	25.44	259	25.10
Exercised	(39)	17.43	—	—	(6)	19.46
Forfeited	(136)	22.16	(78)	20.86	(78)	21.24
Assumed in merger with Sunrise	3	51.55	—	—	—	—

Outstanding at end of period	2,957	20.19	1,817	18.96	1,836	18.83

Options exercisable at period-end	1,404		1,106		809

Weighted-average fair value of options granted during the period	$6.79		$7.35		$8.40

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Option Plans at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.50 to $14.99	516	5.0	$11.47	515	$11.46
$15.00 to $19.99	12	5.2	18.57	12	18.57
$20.00 to $24.99	2,198	7.8	21.54	790	21.00
$25.00 to $29.99	230	7.9	26.25	87	26.25
$220.00-$250.00	1	7.6	223.69	0	223.69

      Phantom Stock Unit Plan. Pursuant to LIN TV Corp.’s 1998 Phantom Stock Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

      The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

      The following table provides additional information regarding the Phantom Stock Units Plan (shares in thousands):

	Year Ended
	December 31,

	2002	2001	2000

Outstanding at beginning of period	680	682	688
Exercised	(5)	(2)	(6)

Outstanding at end of period	675	680	682

      Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp. class A common stock. The per share purchase price is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2002, employees purchased 25,146 shares at a weighted average price of $19.65.

Note 13 — Restructuring Charge

      As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 80 full time equivalent employees in the master control, sales support and business office areas for the year ended December 31, 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and expects to pay the balance during the first quarter of 2003.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Derivative Instruments

      The Company has used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. At December 31, 2001, the Company held derivative instruments with a notional amount of $430.0 million and the aggregate fair value of the instruments was a liability of $5.6 million. Other (income) expense for the years ended December 31, 2002 and 2001 includes a gain of $5.6 million and loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments.

Note 15 — Related Party Transactions

      Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $368,000, $1.3 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 as noted below.

      Financial Advisory Agreement. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending this agreement, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursements of certain expenses. Transactions subject to this agreement included a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the year ended December 31, 2002. The fees for the years ended December 31, 2001 and 2000 were $539,000 and $1.8 million, respectively.

      On May 2, 2002, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of LIN TV Corp.’s class B common stock at a price of $0.01 valued at $2.7 million. On August 23, 2002, the Company repaid Hicks Muse Partners the balance of this note including all accrued and unpaid interest, an amount totaling $7.3 million.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Income Taxes

      The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$7,294	$—	$2,821
State	750	859	1,102
Foreign	2,240	110	315

	10,284	969	4,238

Deferred:
Federal	4,082	(9,300)	3,277
State	4,974	(128)	(133)
Foreign	5,027	1,731	3,208

	14,083	(7,697)	6,352

	$24,367	$(6,728)	$10,590

      The components of the income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

United States of America	$39,543	$(47,650)	$(15,097)
Foreign	15,338	5,634	8,226

Income (Loss) before income taxes	$54,881	$(42,016)	$(6,871)

      The following table reconciles the amount that would be benefited by applying the 35% federal statutory rate to loss before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	2002	2001	2000

Provision (benefit) assuming federal statutory rate	$19,208	$(14,706)	$(2,405)
State taxes, net of federal tax benefit	769	430	630
Amortization	—	6,452	9,948
Foreign taxes	4,196	964	2,290
Other	195	132	127

	$24,368	$(6,728)	$10,590

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax liability are as follows at December 31 (in thousands):

	December 31,

	2002	2001

Deferred tax liabilities:
Intangible assets	$226,063	$238,420
Property and equipment	21,726	20,367
Equity Investments	267,935	282,690

	515,724	541,477

Deferred tax assets:
Net operating loss carryforwards	(9,365)	(11,311)
Valuation allowance	—	2,514
Other	(11,919)	(10,341)

	(21,284)	(19,138)

Net deferred tax liabilities	$494,440	$522,339

      Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. The Company has sufficient positive evidence to recognize the deferred tax assets at this time.

      The Company had established a valuation allowance relating to certain acquired net operating loss carryovers in Puerto Rico at December 31, 1999. At December 31, 2002 those deferred tax assets were fully utilized. All reductions to the valuation allowance are recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination.

      Amounts included in the tax provision for (benefit from) income taxes as a result of the utilization of previously unrecognized acquired deferred tax assets were $3.9 million, $1.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company had cash tax payments of $1.0 million dollars for each of the years ended December 31, 2002, 2001 and 2000. This net cash tax payment included a $600,000 refund for the year ended December 31, 2002.

Note 17 — Discontinued Operations

      On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold to Smith Television the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations and the Company has recorded income from discontinued operations of approximately $125,000, net of a

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax provision of $67,000 and gain from the sale of the discontinued operations of approximately $982,000, net of a tax provision of $425,000 for the year ended December 31, 2002.

Note 18 — Retirement Plans

      401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $1.6 million, $1.2 million and $1.1 million to the 401(k) Plan in the years ended December 31, 2002, 2001 and 2000, respectively.

      Retirement Plans. The Company has a number of noncontributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

      The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $76.7 million, $72.4 million and $55.4 million at December 31, 2002, respectively, and $2.8 million, $1.7 million and $0 at December 31, 2001, respectively.

      The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year Ended December 31,

	2002	2001	2000

	(Amounts in thousands, except percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$64,754	$58,553	$55,637
Service cost	1,592	1,047	944
Interest cost	4,874	4,351	4,148
Plan amendments	1,596	—	(216)
Actuarial Loss (gain)	7,111	3,141	(16)
Benefits paid	(3,216)	(2,338)	(1,944)

Benefit obligation, end of period	$76,711	$64,754	$58,553

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(Amounts in thousands, except percentages)
Change in plan assets
Fair value of plan assets, beginning of period	$65,515	$66,824	$69,279
Actual return on plan assets	(6,924)	1,028	(511)
Benefits paid	(3,216)	(2,338)	(1,944)

Fair value of plan assets, end of period	$55,375	$65,514	$66,824

Funded status of the plan	$(21,337)	$810	$8,321
Unrecognized actuarial gain	15,130	(4,982)	(13,227)
Unrecognized prior service cost	1,562	198	210
Unrecognized net transition asset	—	—	(329)

Total amount recognized and accrued benefit liability	$(4,645)	$(3,974)	$(5,025)

Assumptions as of period end
Discount rate	6.75 - 8.00%	7.25 - 8.00%	7.50 - 8.00%
Expected return on plan assets	7.00 - 8.25%	7.00 - 8.25%	7.00 - 8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%
Net periodic cost
Service cost	$1,592	$1,047	$944
Interest cost	4,874	4,351	4,148
Expected return on assets	(5,730)	(5,478)	(5,087)
Prior service cost amortization	157	12	12
Actuarial gain recognized	(142)	(638)	(618)
Transition amount recognized	—	(329)	(329)

Net periodic (credit) cost	$751	$(1,035)	$(930)

Note 19 — Commitments and Contingencies

      Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2002 are as follows (in thousands):

2003	$1,012
2004	701
2005	609
2006	524
2007	344
Thereafter	2,139

$5,329

      Rent expense included in the consolidated statements of operations was $1.6 million, $1.0 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has entered into a commitment for future capital purchases of $1.5 million payable in 2003 related to the conversion from analog to digital television.

      The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2002 are as follows (in thousands):

2003	$18,352
2004	13,117
2005	7,009
2006	1,357
2007	248
2008	234
Thereafter	449

Total obligations	40,766
Less recorded contracts	24,064

Future contracts	$16,702

      Under the new rules, the Company has purchased three of its LMA stations (in Grand Rapids, Norfolk, New Haven) and expects to close on these transactions in the first quarter of 2002. The Company believes that the fourth LMA (in Austin) will either be eligible for conversion to ownership or alternative management without a material financial impact.

        Contingencies

      Changes in Federal Communications Commission Ownership Rules. Effective November, 2000, and as modified in January, 2001, the Federal Communications Commission has significantly revised certain of its broadcast ownership regulations. Among the Federal Communications Commission actions were:

1. relaxing the “duopoly” rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances;

2. determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible;

3. grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, and examining whether it would be in the public interest to permit such combinations to continue;

4. permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and

5. modifying the Federal Communications Commission’s radio-television cross-ownership rules to permit the possession of “attributable” ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

      Under the new rules, the Company has purchased three of its LMA stations (in Grand Rapids, Norfolk and New Haven) during 2002. The Company believes that the remaining LMAs (in Austin and Providence) will either be eligible for conversion to ownership or alternative management without a material financial impact.

      GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of LIN Television, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require the LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of LIN Television’s senior credit facilities, senior notes, senior subordinated notes and senior discount notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, LIN Television may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

      Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 20 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net revenues	$62,523	$89,865	$92,927	$104,279
Operating income	14,170	30,409	28,067	37,014
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	1,490	3,061	11,307	14,655
(Income) loss from discontinued operations, net of tax	—	(276)	151	85
(Gain) from sale of discontinued operations, net of tax	—	—	(982)	—
Extraordinary item, net of tax	—	1,597	—	—
Cumulative effect of change in accounting principle, net of tax	30,689	—	—	—
Net income (loss)	(29,199)	1,740	12,138	14,570

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net revenues	$58,028	$73,046	$63,534	$76,430
Operating income (loss)	(1,378)	11,268	2,773	16,164
Loss before extraordinary item	(21,411)	(28)	(12,456)	(1,393)
Extraordinary item, net of tax	—	4,410	—	—

Net loss	(21,411)	(4,438)	(12,456)	(1,393)

Note 21 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2002	2001	2000

Cash paid for interest	$48,435	$50,348	$63,082
Cash paid for income taxes	1,029	1,048	1,011
Cash investing activities:
On April 1, 2000, the Company exchanged two-thirds of WAND-TV for WLFI-TV, Inc. valued at approximately $23.7 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			23,820
2/3 of WAND-TV			(23,745)

Liabilities assumed			75

On November 10, 2000, the Company acquired WWLP-TV for approximately $128.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			128,635
Cash paid			(128,000)

Liabilities assumed			635

On June 5, 2001, the Company acquired WNAC-TV for approximately $2.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		2,500
Note issued		(2,500)

Liabilities assumed		—

On July 25, 2001, the Company acquired WNLO-TV for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		26,044
Cash paid		(26,044)

Liabilities assumed		—

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		11,736
Cash paid		(11,699)

Liabilities assumed		37

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for approximately $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	2,872
Cash paid	(2,872)

Liabilities assumed	—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for approximately $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	3,029
Cash paid	(3,029)

Liabilities assumed	—

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for approximately $4.7 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	4,739
Cash paid	(4,739)

Liabilities assumed	—

On May 2, 2002, LIN TV Corp. acquired Sunrise Television Corp. for approximately $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	267,551
Value of common stock issued in exchange for Sunrise	(10,255)

Liabilities assumed	(257,296)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at End
	Beginning of Period	Operations	Deductions	of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$1,802	$1,801	$894	$2,709
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802
Year ended December 31, 2000
Allowance for doubtful accounts	$1,918	$532	$771	$1,679

Note 23 — Subsequent Events

      Refinancing of LIN Television Corporation: On February 7, 2003, the Company announced that it had obtained a new $175.0 million term loan. The Company used the proceeds from the new loan, a draw down of $75.0 million from its existing revolving credit facility, and cash on hand to retire the debt of Holdings, consisting of the $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The repayment of these notes was effected on March 10, 2003; the mandatory debt repayment of $106.2 million was made on March 3, 2003 as scheduled. These repayments will result in a charge of $7.2 million on early extinguishment.

Schedule I — Condensed Financial Information of the Registrant

LIN TV CORP.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Investment in wholly owned subsidiaries	$860,205	$404,654

Total assets	$860,205	$404,654

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,296,169 shares at December 31, 2002 and 6,494,276 shares at December 31, 2001 issued and outstanding	$262	65
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,579,788 shares at December 31, 2002 and 19,192,882 shares at December 31, 2001 issued and outstanding; convertible into an equal number of Class A or Class C common stock	236	192
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2002 and December 31, 2001 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,064,122	561,597
Accumulated deficit	(204,415)	(157,200)

Total stockholders’ equity	$860,205	$404,654

Schedule I — Condensed Financial Information of the Registrant

LIN TV CORP.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended December 31,

	2002	2001	2000

Share of loss in wholly owned subsidiaries	$(47,215)	$(61,721)	$(34,194)

Net loss	$(47,215)	$(61,721)	$(34,194)

Basic and diluted loss per common share:
Net loss	$(1.13)	$(2.40)	$(1.33)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	41,792	25,688	25,687

Schedule I — Condensed Financial Information of the Registrant

LIN TV CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except for shares)

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock			Additional		Total
							Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity

Balance at January 1, 2000	6,488,086	$65	19,193,882	$192	2	—	—	$560,943	$(61,285)	$499,915
Net loss	—	—	—	—	—	—	—	—	(34,194)	(34,194)
Stock options exercised	6,190	—	—	—				130	—	130
Payments on exercises of phantom stock units	—	—	—	—	—	—	—	(133)	—	(133)
Tax benefit from exercises of stock options	—	—	—	—	—	—	—	472	—	472

Balance at December 31, 2000	6,494,276	65	19,193,882	192	2	—	—	561,412	(95,479)	466,190
Net loss	—	—	—	—	—	—	—	—	(61,721)	(61,721)
Payments on exercises of phantom stock units	—	—	—	—	—	—	—	(38)	—	(38)
Tax benefit from exercises of stock options	—	—	—	—	—	—	—	223	—	223

Balance at December 31, 2001	6,494,276	65	19,193,882	192	2	—	—	561,597	(157,200)	404,654
Net loss	—	—	—	—	—	—	—	—	(47,215)	(47,215)
Issuance of class A common stock in initial public offering, net of fees	19,550,000	196	—	—	—	—	—	399,748	—	399,944
Issuance of class B common stock in settlement of Sunrise debt and preferred stock liabilities	—	—	3,984,773	41	—	—	—	87,625	—	87,666
Issuance of class B common stock on grant and exercise of warrants by Hicks Muse			123,466					2,714		2,714
Issuance of class A common stock in exchange for 100% of the stock in Sunrise Television Corp.	60,221	—	402,218	4	—	—	—	10,251	—	10,255
Issuance of class A common shares in exchange for class B common shares	124,551	1	(124,551)	(1)	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	67,121	—	—	—	—	—	—	1,138	—	1,138
Tax benefit from exercises of stock options								155		155
Stock-based compensation	—	—	—	—	—	—	—	894	—	894

Balance at December 31, 2002	26,296,169	262	23,579,788	236	2	—	—	1,064,122	(204,415)	860,205

LIN TV CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(47,215)	$(61,721)	$(34,194)
Share of loss in wholly owned subsidiaries	47,215	61,721	34,194

Net cash provided by operating activities	—	—	—

Investing activities:
Capital contributions to wholly owned subsidiaries	(399,944)	—	—

Net cash used in investing activities	(399,944)	—	—

Financing activities:
Net proceeds from initial public offering of common stock	399,944	—	—
Net cash provided by financing activities	399,944	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	—	—	—