Form 10-K/A
period 2002-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2003-05-05
CIK 1166789, 931058

UNITED STATES OF AMERICA
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A

Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31311 LIN TV Corp. (Exact name of registrant as specified in its charter)	Commission file number: 000-25206 LIN Television Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Delaware (State or other jurisdiction of incorporation or organization)

05-0501252 (I.R.S. Employer Identification No.)	13-3581627 (I.R.S. Employer Identification No.)
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

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 28, 2002 on the New York Stock Exchange) was approximately $709.0 million.

NOTE:

     This combined Form 10-K/A is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

EXPLANATORY NOTE

     LIN TV Corp. and LIN Television Corporation are filing this Form 10-K/A (“Form 10-K/A”) as Amendment No. 1 to their combined annual report on Form 10-K for the fiscal year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 11, 2003 (“Form 10-K”) for the purpose of correcting a typographical error in (i) the table of beneficial ownership contained in Item 12 (Security Ownership of Certain Beneficial Owners and Management) of the Form 10-K relating to the percentage of total voting power of all executive officers and directors as a group and (ii) the date of the agreement referenced in Exhibit 10.12 listed in Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) of the Form 10-K.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Ex-99.1 Certification of LIN TV Corp. Officers
Ex-99.2 Certification of LIN Television Corp.

PART III

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

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock		Percent of	Percentage
							Total	of Total
	Number of	Percent	Number of	Percent	Number of	Percent	Economic	Voting
	Shares	of Class	Shares	of Class	Shares	of Class	Interest	Power

HM Entities(1)	—	—	23,419,237	99.3%	—	—	46.2%	0.0%
c/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201
Delaware Management Holdings(2)	2,618,634	9.7%	—	—	—	—	5.2%	2.9%
2005 Market Street Philadelphia, PA 19103
Baron Capital Entities(3)	2,624,000	9.7%					5.2%	2.9%
767 Fifth Avenue New York, NY 10153
Massachusetts Financial Services Company(4)	1,633,640	6.0%					3.2%	1.8%
500 Boylston Street Boston, MA 02116
Royal W. Carson, III(5)	312,999	1.2%	—	—	1	50.0%	*	35.3%
1925 Cedar Springs, L.B. #204 Dallas, Texas 75201
Randall Fojtasek(6)	27,285	*	—	—	1	50.0%	*	35.0%
300 Crescent Court, Suite 1740 Dallas, Texas 75201
William S. Banowsky(7)	503	*					*
Dr. William H. Cunningham(8)	3,339	*					*
Antoinette Cook Bush	—	*					*
Wilma H. Jordan(9)	1,600	*					*
Gary R. Chapman(10)	356,462	1.3%	—	—	—	—	*	—
Paul Karpowicz(11)	112,251	*	—	—	—	—	*	—
Gregory M. Schmidt(12)	91,615	*	—	—	—	—	*	—
Deborah R. Jacobson(13)	52,807	*	—	—	—	—	*	—
Peter E. Maloney(14)	66,485	*	—	—	—	—	*	—
All executive officers and directors as a group (14 persons)(15)	1,104,026	4.0%	—	—	2	100%	2.1%	71.2%

*	Represents less than 1%

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

Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2002:

(c)Number of Securities
Remaining Available for
	(a)Number of Securities		Future Issuance Under
	to be Issued Upon	(b)Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants and	Outstanding Options,	securities reflected in
Plan Category	Rights(1)	Warrants and Rights(2)	column (a))(3)

Equity Compensation Plans Approved by Security Holders	3,629,990	$16.39	2,320,421
Equity Compensation Plans Not Approved by Security Holders	—	—	—

(1)	Includes 675,529 phantom units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of class A common stock or both. As a result of the Sunrise acquisition, we assumed options to purchase 3,521 shares of class A common stock, with exercise prices ranging from $13.33 to $223.69.

(2)	The 675,529 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 1,547,353 shares available for future issuance under the 2002 Stock Plan, 63,714 shares available for future issuance under the 1998 Stock Option Plan, 139,000 shares available for future issuance under the 2002 Non-Employee Director Stock Plan and 570,354 shares available for future issuance under the 2002 Employee Stock Purchase Plan. Both the 2002 Stock Plan and the 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards”, which awards may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.1	Specimen of stock certificate representing the Registrant’s Class A

Exhibit
No.	Description

Common stock, par value $.01 per share. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.2	Form of Registration Rights Agreement, to be dated as of the closing date of the offering, by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.1	Indenture, dated as of March 3, 1998, among LIN Acquisitions Company, the Guarantors named therein, and the Bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8 3/8% Senior Subordinated Notes due March 1, 2008 (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).

10.2	Indenture, dated as of June 14, 2001, among LIN Television Corp. and the bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8% Senior Notes (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

10.3 +	Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents.

10.4	Amended and Restated Credit Agreement, dated as of June 29, 2001 among LIN Holdings Corp., LIN Television Corporation, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Swingline Lender and Issuing Lender, and the other parties party thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

10.5	First Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002 among LIN Holdings Corp., LIN Television Corporation, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Swingline Lender and Issuing Lender, and the other Lenders named therein (filed as Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.6	Second Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2002 among LIN Holdings Corp., LIN Television Corporation, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank (formerly

Exhibit
No.	Description

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

10.7	Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television Corporation and the Guarantors named herein, in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).

10.8	Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.9	First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.10*	Employment Agreement dated as of January 1, 2002, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.13 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 2001 (File No. 000-25206) and incorporated by reference herein).

10.11*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206)).

10.12*+	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.

10.13*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).

10.14*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).

Exhibit
No.	Description

10.15*+	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.

10.16*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).

10.17*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).

10.18* +	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.

10.19*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated by reference herein).

10.20*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).

10.21* +	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.

10.22*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by reference herein).

10.23*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).

10.24*+	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson.

10.25*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 001-31311) and incorporated by

Exhibit
No.	Description

reference herein).

10.26*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).

10.27*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).

10.28*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein).

10.29*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

10.30*	LIN TV Corp. 2002 Stock Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.31*	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.32*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.33	Promissory Note, dated as of May 8, 2002, by and among Hicks, Muse & Co. Partners, L.P. and LIN TV Corp. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (File No. 001-31311) and incorporated by reference herein).

21 +	Subsidiaries of the Registrant.

23.1 +	Consent of PricewaterhouseCoopers LLP.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated May 5, 2003.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated May 5, 2003.

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Previously filed as Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Date: May 5, 2003
By:
/s/ Gary R. Chapman Gary R. Chapman Chairman, President and Chief Executive Officer

CERTIFICATIONS

     I, Gary R. Chapman, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN TV Corp.;

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

/s/ Gary R. Chapman Gary R. Chapman Chief Executive Officer

Dated: May 5, 2003

CERTIFICATIONS

     I, William A. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN TV Corp.;

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

/s/ William A. Cunningham William A. Cunningham Vice President and Controller

Dated May 5, 2003

CERTIFICATIONS

     I, Deborah R. Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN TV Corp.;

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

/s/ Deborah R. Jacobson Deborah R. Jacobson Vice President of Corporate Development and Treasurer

Dated: May 5, 2003

CERTIFICATIONS

     I, Peter E. Maloney, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN TV Corp.;

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

/s/ Peter E. Maloney Peter E. Maloney Vice President of Finance

Dated: May 5, 2003

CERTIFICATIONS

     I, Gary R. Chapman, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN Television Corporation;

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

/s/ Gary R. Chapman Gary R. Chapman Chief Executive Officer

     Dated: May 5, 2003

CERTIFICATIONS

     I, William A. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN Television Corporation;

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

/s/ William A. Cunningham William A. Cunningham Vice President and Controller

Dated: May 5, 2003

CERTIFICATIONS

     I, Deborah R. Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN Television Corporation.;

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

/s/ Deborah R. Jacobson Deborah R. Jacobson Vice President of Corporate Development and Treasurer

     Dated: May 5, 2003

CERTIFICATIONS

     I, Peter E. Maloney, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of LIN Television Corporation;

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

Dated: May 5, 2003