Form 10-Q
period 2003-03-31
LIN TV CORP; LIN TELEVISION CORP
filed 2003-05-05
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

Commission file number: 001-31311	Commission file number: 000-25206

LIN TV Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)
05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 5, 2003: 26,348,028 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 5, 2003: 23,579,790 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 5, 2003: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 5, 2003: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
See separate index for financial statements of LIN Television Corporation	43
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 6. Exhibits and Reports on Form 8-K	32
Signature Page	34
Certifications	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIN TV CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,194	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 — $2,456; 2002 — $2,709)	58,868	71,336
Program rights	12,835	14,515
Assets held for sale	10,606	10,606
Other current assets	1,977	1,631

Total current assets	104,480	265,622
Property and equipment, net	206,289	208,072
Deferred financing costs	18,197	25,796
Equity investments	82,448	84,368
Program rights	8,798	8,953
Goodwill	599,263	599,263
Broadcast licenses	1,127,742	1,127,742
Other intangible assets, net	1,205	1,480
Other assets	14,227	13,074

Total Assets	$2,162,649	$2,334,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,250	$106,154
Accounts payable	7,839	11,665
Accrued income taxes	6,342	7,104
Accrued interest expense	6,320	16,236
Accrued sales volume discount	1,667	5,415
Other accrued expenses	16,469	22,303
Liabilities held for sale	140	139
Program obligations	14,347	15,683

Total current liabilities	58,374	184,699
Long-term debt, excluding current portion	748,701	758,366
Deferred income taxes, net	512,356	510,588
Program obligations	9,605	8,381
Other liabilities	13,589	12,131

Total liabilities	1,342,625	1,474,165

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,332,404 shares at March 31, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	263	262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,579,790 shares at March 31, 2003 and at December 31, 2002 issued and outstanding, convertible into an equal number of Class A or Class C common stock	236	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2003 and December 31, 2002 issued and outstanding, convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,064,807	1,064,122
Accumulated deficit	(245,282)	(204,415)

Total stockholders’ equity	820,024	860,205

Total liabilities and stockholders’ equity	$2,162,649	$2,334,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

Condensed Consolidated Statements of Operations

(unaudited)
(In thousands, except per share information)

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682

Station operating income	23,837	22,020

Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Operating income	11,763	14,170

Other (income) expense:
Interest expense	20,521	25,397
Investment income	(380)	(1,063)
Share of (income) loss in equity investments	289	(1,415)
Gain on derivative instruments	—	(1,144)
Loss on early extinguishment of debt	29,525	—
Other, net	47	(75)

Total other expense, net	50,002	21,700

Loss before provision for income taxes and cumulative effect of change in accounting principle	(38,239)	(7,530)
Provision for income taxes	2,628	18,190

Loss before cumulative effect of change in accounting principle	(40,867)	(25,720)
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689

Net loss	$(40,867)	$(56,409)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.82)	$(1.00)
Cumulative effect of change in accounting principle	—	(1.19)
Net loss	(0.82)	(2.20)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,904	25,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net cash used in operating activities	$(4,106)	$(3,733)
INVESTING ACTIVITIES:
Capital expenditures	(6,096)	(5,202)
Proceeds from disposals of property and equipment	22	63
Investment in Banks Broadcasting, Inc.	—	(1,100)
Capital distributions from equity investments	1,630	—
Payments for business combinations	—	(5,869)
Local marketing agreement expenditures	—	(500)
Proceeds from liquidation of short-term investments	23,691	—

Net cash provided by (used in) investing activities	19,247	(12,608)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units	685	(75)
Proceeds from Senior Credit Facilities	175,000	10,000
Proceeds from revolver debt	75,000	—
Principal payments on long-term debt	(376,000)	—
Cash expenses associated with early extinguishment of debt	(13,492)	—

Net cash (used in) provided by financing activities	(138,807)	9,925

Net decrease in cash and cash equivalents	(123,666)	(6,416)
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$20,194	$10,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

     LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2002 in its annual report on Form 10-K, which includes all such information and disclosures.

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

     The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three months ended March 31, 2003 and 2002, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(40,867)	$(56,409)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	778	223

Pro forma net loss	$(41,645)	$(56,632)

Basic and diluted net loss per common share, as reported	$(0.82)	$(2.20)
Basic and diluted net loss per common share, pro forma	$(0.83)	$(2.20)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three months ended March 31, 2003 and 2002, respectively: volatility factors of 33%, and 35%, risk-free interest rates of 1.5%-3.25% and

3.4% - 5.1%, respectively, weighted-average expected life of 2-6 years, and no dividend yields.

     The weighted average fair value of grants made under the Company’s stock option plans during the three months ended March 31, 2003 and 2002 are $6.65, and $6.73, respectively.

Note 2 — Available for Sale Securities:

     During the quarter ended March 31, 2003, the Company liquidated all of its available for sale securities for proceeds of $23.7 million. The amortized cost and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 was as follows (in thousands):

		Accrued
		Investment
	Amortized Cost	Income	Fair Value

Corporate debt securities	$7,627	$60	$7,687
Mortgage-backed securities	15,851	136	15,987

	$23,478	$196	$23,674

     Dividend and interest income, including amortization of the premium and discount arising at acquisition, has been included in earnings.

Note 3 — Assets Held for Sale:

     On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) in which the Company agreed to sell the assets of the television stations of KRCB-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash plus working capital. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of March 31, 2003 and December 31, 2002. In December 2002, the Company received a deposit of $1.5 million from Mission, which the Company recorded in other current liabilities. The operating results of these stations have been recorded as discontinued operations for the three months ended March 31, 2003.

     Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV beginning January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 until such time as the transaction is either consummated or terminated. Accordingly, at March 31, 2003, the Company has recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to March 31, 2003, offsetting the results of discontinued operations in the Company’s statement of operations. This liability is included in liabilities held for sale at March 31, 2003.

The carrying amounts of the assets and liabilities of the television stations are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Accounts receivable	$739	$739
Program rights	(29)	(29)
Other current assets	8	8
Property and equipment, net	3,694	3,694
Intangible assets, net	6,194	6,194

Assets held for sale	$10,606	$10,606

Current liabilities:
Accounts payable	$57	$56
Program payable	83	83

Liabilities held for sale	$140	$139

Note 4 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	March 31,	December 31,
	2003	2002

NBC joint venture	$56,982	$58,411
WAND (TV) Partnership	13,099	13,141
Banks Broadcasting, Inc.	12,367	12,816

	$82,448	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million from the joint venture in the three months ended March 31, 2003. The Company received no cash distributions from the joint venture in the three-months ended March 31, 2002. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$32,921	$40,242
Operating income	16,664	23,676
Net income	987	7,480

	March 31,	December 31,
	2003	2002

Current assets	$20,118	$24,111
Non-current assets	232,938	236,140
Current liabilities	362	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $535,000 and $187,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,489	$1,813
Operating income (loss)	(126)	165
Net income (loss)	(126)	169

	March 31,	December 31,
	2003	2002

Current assets	$2,440	$2,137
Non-current assets	33,979	34,063
Current liabilities	1,095	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $841,000 and $82,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,283	$1,129
Operating loss	(535)	(498)
Net loss	(678)	(331)

	March 31,	December 31,
	2003	2002

Current assets	$2,770	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,876	1,302
Non-current liabilities	1,603	1,496
Redeemable preferred stock	335	335

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31,	December 31,
	2003	2002

Amortized Intangible Assets:
LMA purchase options	$1,412	1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(977)	(702)

	$1,205	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,127,742	$1,127,742
Goodwill	599,263	599,263

	1,727,005	1,727,005

Total intangible assets	$1,728,210	$1,728,485

     Amortization expense was approximately $275,000 for the three months ended March 31, 2003. There was no amortization expense for the three months ended March 31, 2002. There was approximately $228,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three months ended March 31, 2003. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. The Company recorded approximately $47,000 of amortization expense on network affiliation agreements and income leases for the three months ended March 31, 2003. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     As required by Statement of Financial Accounting Standards (SFAS No. 142) “Goodwill and Other Intangible Assets”, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of March 31, 2003 and December 31, 2002.

Note 6 -Debt:

     Debt consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Senior Credit Facilities	$250,000	$—

$210,000, 8% Senior Notes due 2008 (net of discount of $5,703 and $5,996 at March 31, 2003 and December 31, 2002, respectively)	204,297	204,004

$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $346 and $364 at March 31, 2003 and December 31, 2002, respectively)	299,654	299,636

$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557

$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total Debt	753,951	864,520

Less current portion	5,250	106,154

Total long-term debt	$748,701	$758,366

     On February 7, 2003, the Company obtained a new $175.0 million term loan as part of an amendment to its existing credit facility. In March 2003, the Company used the proceeds from the new loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The Company incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

     The repayment of the term loan begins September 30, 2003 with 1% of the original principal repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the Senior Facilities bear interest at a rate based, at option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met certain ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

Note 7 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $15,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively.

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $313,000 for the period ended March 31,

2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million.

Note 8 — Contingencies:

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and senior notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

     The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 9 — Earnings per Share:

     Basic and diluted loss per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted loss per common share since potential common shares from the exercises of stock options and phantom units are anti-dilutive for all periods presented and are, therefore, excluded from the calculation. Options to purchase 2,979,000 and 3,076,000 shares of common stock, and phantom units exercisable into 672,000 and 682,000 shares of common stock, were outstanding at March 31, 2003 and 2002, respectively, but were not included in the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

Note 10 -Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the periods ended March 31, 2003 and 2002, the Company recorded non-cash charges of approximately $16.1 million and $19.9 million, respectively, as part of its provision for income taxes to maintain a valuation allowance against its deferred tax assets. This expense has no impact on the Company’s cash flows.

Note 11 — Recently Issued Accounting Pronouncements:

     On April 30, 2003 the FASB issued FASB Statement No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”

     SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

     SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	loss of network affiliations;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;

•	and changes in general economic conditions in the markets in which we compete.

     Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History of Losses

     We have had net losses of $40.9 million, $47.2 million, $61.7 million and $34.2 million for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of March 31, 2003, we had an accumulated deficit of $245.3 million. As of March 31, 2003, we had $754.0 million of total debt.

          LIN Television has had net losses of $906,000, $751,000, $39.7 million and $17.5 million for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of March 31, 2003, LIN Television had an accumulated deficit of $93.2 million. As of March 31, 2003, LIN Television had $754.0 million of total debt.

Business

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

          In May 2002, we amended our charter to create three classes of common stock. Class A common stock and class C common stock are voting common stock, although class C common stock is entitled to 70% of our voting power. Class B common stock has no voting rights, except that without consent of a majority of the class B common stock, we may not enter into a wide range of corporate transactions. The equity restructuring was intended to facilitate the public offering by enabling us to issue voting stock while otherwise preserving the pre-existing equity structure, in which the Class B stockholders were insulated from being deemed to have an attributable ownership interest in our media holdings pursuant to the rules of the FCC. The following diagram summarizes our ownership, voting and operational structure as of March 31, 2003:

          Substantially all of the shares of our class B common stock are held by affiliates of Hicks Muse and the remainder are held by former affiliates of Hicks Muse. The class B common stock is convertible into class A common stock and class C common stock in certain circumstances. As of March 31, 2003, if affiliates of Hicks Muse converted the shares of class B common stock held by them into shares of class A common stock, the shares of class C common stock would automatically convert to shares of class A common stock, and the two shares of class C common stock would represent less than 0.01%, and affiliates of Hicks Muse would own approximately 47%, in each case, of the total number of shares of class A common stock outstanding. Hicks Muse has advised us that it has no current intention to convert shares of our class B common stock held by its affiliates into shares of our class A common stock or class C common stock. Hicks Muse has further advised us that it believes it would consider electing to convert its shares of our class B common stock if the legal requirements limiting ownership of interests in broadcast and other media businesses change to permit the ownership of voting interests in us by Hicks Muse or if it disposes of its interests in other broadcast or media businesses that would give rise to legal ownership limitations a result of the share conversion.

Our Stations

          We own 24 stations, operate 2 stations pursuant to local marketing agreements and have equity investments in 5 stations. We have entered into local marketing agreements with respect to two of our owned stations pursuant to which third parties operate these stations. The following table lists the stations that we either operate or in which we have an equity investment:

Market	DMA	Station	Affiliation	Channel	Status (2)	% of DMA TV HH(1)
	Rank
	(1)

LIN Television Stations
Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%
		WIIH-CA	Univision	11	O&O
Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O	0.92%
		WCTX-TV	UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O	0.67%
		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	10	O&O	0.64%
		WVBT-TV	FOX	43	O&O
Buffalo, NY	44	WIVB-TV	CBS	4	O&O	0.60%
		WNLO-TV	UPN	23	O&O
Providence, RI-New Bedford, MA	48	WPRI-TV	CBS	12	O&O	0.59%
		WNAC-TV	FOX	64	LMA
Austin, TX	54	KXAN-TV	NBC	36	O&O	0.52%
		KXAM-TV	(Satellite)	14	O&O
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutura	Various	O&O
Dayton, OH	58	WDTN-TV	ABC	2	O&O	0.48%
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.44%
Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.41%
Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%
Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%
Abilene-Sweetwater, TX	163	KRCB-TV	NBC	9	LMA(3)	0.11%
Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%
San Angelo, TX	196	KACB-TV	NBC	3	LMA(3)	0.05%
San Juan, PR	—	WAPA-TV	IND	4	O&O
		WJPX-TV	IND	24	O&O
		WTIN-TV		14	O&O
		WNJX-TV	(Satellite)	22	O&O
		WJWN-TV	(Satellite)	38	O&O
		WKPV-TV	(Satellite)	20	O&O
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.35%
Operated by Banks Broadcasting, Inc.
Wichita, KS	66	KWCV-TV	WB	33	JV	0.42%
Boise, ID	124	KNIN-TV	UPN	9	JV	0.20%
Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV	2.06%
San Diego, CA	26	KNSD-TV	NBC	39	JV	0.94%

1.	Designated Market Area (“DMA”) rank and percentage of DMA TV households, or DMA TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2002-2003 Broadcast Season, September 21, 2002. The DMA rank lists the top 210 DMA with #1 representing the largest DMA market in terms of television households.

2.	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

3.	KRBC-TV and KACB-TV are being programmed by Mission Broadcasting, Inc. under an LMA agreement with us.

     We have a 33.33% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.67% interest held by us in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.33% interest in the partnership and Block Communications received a 66.67% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. During the year ended December 31, 2002, the partnership had $8.1 million in revenue and we received an aggregate of $800,000 in distributions from the partnership. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

     We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise, Idaho. On August 15, 2000, we, 21st Television, L.L.C., an entity in which Hicks Muse has a substantial indirect economic interest, and BancAmerica Capital Investors SBICI, L.P. formed Banks Broadcasting, Inc. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Television both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting. Two of our officers serve as members of the Board of Directors of Banks Broadcasting. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment, and for any working capital shortfalls that are incurred by Banks Broadcasting. In addition, we provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids, Michigan, and WPXV-TV in Norfolk, Virginia, which are owned by Paxson Communications Corporation. As of December 31, 2002, we had invested $16.7 million in Banks Broadcasting.

     We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego, California NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture and NBC operates the stations owned by the joint venture pursuant to a management agreement and has managerial control over the joint venture pursuant to a management agreement and has managerial control over the joint venture. GECC provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. During the year ended December 31, 2002, the joint venture generated $170.9 million of revenue and distributed $5.6 million of cash to us.

     We own or operate 28 additional low-power television stations, of which 22 received class A status. In Grand Rapids, Michigan, Austin, Texas and Indianapolis, Indiana we have been able to program multiple low power stations in a “network” covering the majority of the applicable market and functioning like a full-power station and our low power stations in these three markets are affiliated with UPN, Univision’s Telefutura Network and the Univision network, respectively. The remaining 14 low power stations are independent and used primarily to extend the coverage of the primary stations.

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses and assets during 2003 and 2002:

•	UHF Television Channel Licenses: On December 20, 2002, we acquired for $4.3 million, the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. The spectrum can be utilized for any purpose other than analog television.

•	KRBC-TV and KACB-TV: On December 13, 2002, we entered into an agreement with Mission Broadcasting, Inc. to sell the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas for $10.0 million in cash plus working capital. On January 1, 2003, Mission Broadcasting began providing programming and advertising services for both stations under a local market agreement. In December 2002, we received a $1.5 million deposit.

•	KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV: On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), we sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million and we retained the other operating assets and the cash flows provided by the North Dakota television stations. We completed the transaction on August 23, 2002 receiving an additional $35.0 million for the remaining assets of the North Dakota stations.

•	Sunrise Television: On May 2, 2002, concurrent with the consummation of our initial public offering, we acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, four of which are now owned and operated by us, two are subject to a sale pending FCC approval, and one station that is operated under a local marketing agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. Prior to the acquisition, affiliates of Hicks Muse held Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of $87.7 million as of May 2, 2002, and exchanged these obligations for 3,736,000 shares of our class B common stock on May 2, 2002. We used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. We have accounted for this transaction under the purchase method of accounting.

•	WCTX-TV: On April 26, 2002, we acquired the broadcast license and certain operating assets of WCTX-TV from KW-TV, Inc. The total purchase price, including transaction costs, was approximately $4.7 million, and was funded by available cash.

•	WNAC-TV: On April 22, 2002, we sold to Super Towers, Inc. the broadcast license and certain related assets of WNAC-TV in exchange for a $2.5 million promissory note due in June 2006.

•	WVBT-TV: On January 31, 2002, we acquired the broadcast license and certain operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by available cash.

•	WOTV-TV: On January 29, 2002, we acquired the broadcast license and certain operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.9 million, and was funded by available cash.

Results of Operations

Set forth below are the significant factors that contributed to our operating results for the three-month period ended March 31, 2003 and 2002, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisition of Sunrise Television in 2002. WCTX-TV, WVBT-TV and WOTV-TV were operated under local marketing agreements prior to their acquisition by us and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

     As noted below, there are a number of trends or uncertainties affecting us in particular and the broadcast industry in general which may impact our revenues and operating results. These include the possibility of further military action or domestic disruptions such as terrorist attacks which could result in the interruption of regular programming and the postponement or cancellation of advertising purchases. The business relationship with our networks is also likely to undergo significant changes in the future. In addition to the possible decline in network compensation in some instances, there may be additional demands by the networks to contribute to the cost of certain programming, including high-profile sporting events such as the National Football League and the Olympics, which may or may not be offset by the provision of additional advertising time. Additional uncertainties arise from costs of non-network programming which have declined in recent years but which historically have been volatile and could well increase in the future because of increased competition from both broadcast stations and cable networks. The industry as a whole continues to be subject to increased competition from national cable networks resulting in continued audience fragmentation. Moreover, the clustering of cable ownership on the local level could lead to increased competition from cable in the local advertising market.

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682

Station operating income	23,837	22,020
Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Operating income	$11,763	$14,170

     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

     Net revenues for the three months ended March 31, 2003 increased approximately 20.4% to $75.3 million, compared to net revenue of $62.5 million for the same period last year. This increase was principally due to the Sunrise acquisition, which resulted in an additional $11.8 million of net revenue for the three months ended March 31, 2003. The Company experienced only a 1.6% increase in advertising revenue at its other television stations due to disruptions in regularly scheduled programming as a result of the coverage of the war in Iraq and rescheduling or delay of scheduled advertising campaigns by some of our advertisers that sought to avoid being associated with war coverage.

     The continuation of military action during the month of April has resulted in some further disruptions to our television stations’ regularly scheduled programming, and some of our advertisers have rescheduled or delayed advertising campaigns to avoid being associated with war coverage. Advertisers may not agree to run such preempted advertising in future time periods, and space may not be available for such advertising. Historically, advertisers have withdrawn or delayed planned advertising and have refrained from or reduced their purchase of future advertising in anticipation of ongoing news coverage of military action.

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs, for the three months ended March 31, 2003 increased 23.9% to $24.7 million, compared to direct operating expenses of $20.0 million for the same period last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $4.1 million of direct operating expenses.

     Selling, general and administrative expenses, consisting primarily of selling costs, sales commissions, general and administrative costs and other employee benefit costs, advertising and promotional expenses, for the three months ended March 31, 2003 increased 35.0% to $21.4 million, compared to selling, general and administrative expenses of $15.9 million for the same period last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $3.9 million of selling, general and administrative expenses for the three months ended March 31, 2003. The increase was also due to approximately $525,000 in increased rating service expenses and $300,000 in increased pension costs.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights for the three months ended March 31, 2003 increased 12.6% to $5.3 million, compared to $4.7 million for the same period last year. The increase is primarily due to the Sunrise acquisition which resulted in an additional $1.2 million of program rights amortization for the three months ended March 31, 2003.

     Corporate expenses, representing costs associated with the centralized management of our stations, for the three months ended March 31, 2003 increased 84.2% to $3.9 million, compared to corporate expenses of $2.1 million for the same period last year. This is primarily due to increases of approximately $518,000 in due diligence expense, $256,000 in legal expense, $236,000 in general insurance expenses, $146,000 in pension expense, $124,000 in audit expenses, and a decrease in management fee income of $430,000 from Sunrise Television for the three months ended March 31, 2003. This increase was offset by a decrease of approximately $313,000 in Hicks Muse monitoring fees.

     Depreciation and amortization of intangible assets for the three months ended March 31, 2003 increased 42.5% to $8.2 million, compared to depreciation and amortization of intangible assets of $5.7 million for the same period last year. The increase is primarily due to the Sunrise acquisition resulting in an additional $1.6 million of depreciation for the three months ended March 31, 2003.

     As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of employees in the master control, sales support and business office areas in the quarter ended September 30, 2002. As of December 31, 2002, we had reserves of approximately $500,000 remaining in respect of these activities. We utilized approximately $172,000 of this amount for severance pay and benefits in the three months ended March 31, 2003, and expect to pay the remaining balance by the fourth quarter of 2003.

Other (Income) Expense

     Interest expense for LIN TV Corp. decreased 19.2% to $20.5 million for the three months ended March 31, 2003, from $25.4 million for the same period in the prior year. The decrease is due to interest expense savings of approximately $383,000 resulting from the repayment of $192.3 million of outstanding debt under our senior credit facilities in 2002, approximately $1.0 million resulting from payments on derivative instruments that we held in the prior year and approximately $2.8 million resulting from the early repayment of the remaining outstanding debt of LIN Holdings, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

     Interest expense for LIN Television decreased 12.5% to $13.4 million for the three months ended March 31, 2003 from $15.4 million for the same period in the prior year. The decrease is due to interest expense savings of approximately $383,000 resulting from the repayment of $192.3 million of outstanding debt under LIN Television’s senior credit facilities in 2002 and approximately $1.0 million resulting from payments on derivative instruments that LIN Television held in the prior year.

     Investment income decreased to $380,000 for the three months ended March 31, 2003, from $1.1 million for the same period in the prior year as a result of the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 2, 2002.

     Share of loss in equity investments was approximately $289,000 for the three months ended March 31, 2003 compared to income of $1.4 million for the same period in the prior year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     The Company recorded a loss of $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of the LIN Holdings 10% Senior Discount Notes.

Provision for (Benefit from) Income Taxes

     LIN TV Corp.’s provision for income taxes decreased to approximately $2.6 million for the three-month period ended March 31, 2003, from $18.2 million for the same period in the prior year. This decrease was primarily due to a decrease in first quarter book income, primarily as a result of one-time charges related to extinguishment of debt, as compared to the same period in the prior year. In addition, the Company recorded a non-cash charge of approximately $16.1 million to increase a valuation allowance against its deferred tax assets during the three-month period ended March 31, 2003, compared to a charge of $19.9 million for the three-month period ended March 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete provision in order to more accurately calculate its effective tax rate.

     LIN Television’s benefit from income taxes was $718,000 for the three-month period ended March 31, 2003, compared to a provision for income taxes of $1.0 million for the same period in the prior year. This change was primarily due to LIN Television recording a book loss for the three-month period ending March 31, 2003. LIN Television uses a discrete provision in order to more accurately calculate its effective tax rate.

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations, borrowings under our senior credit facilities, as well as funds from our initial public offering in May 2002. At March 31, 2003, we had cash of $20.2 million and $116.9 million available in committed but undrawn revolving credit facilities. The total revolving credit facility is $191.9 million, of which $75.0 million was borrowed to fund the retirement of the LIN Holdings notes. We have the right to increase the revolving portion of our senior credit facilities to up to $235.0 million.

     Net cash used in operating activities was $4.1 million for the three months ended March 31, 2003 compared to $3.7 million for the same period in the prior year. The increase was principally related to the write-off of unamortized financing fees and discounts in connection with the early extinguishment of the LIN Holdings 10% Senior Discount Notes of approximately $16.0 million, a decrease of $30.7 million in impairment of intangible assets, net of tax benefit, $16.3 million in deferred income taxes and $8.3 million in depreciation and amortization. Net cash used by operating activities for LIN Television is $3.6 million, a difference of $526,000, as a result of cash interest payments. This difference is also a factor in net cash used in financing activities.

     Net cash provided by investing activities was $19.2 million three months ended March 31, 2003 compared to net cash used in investing activities of $12.6 million for the same period in the prior year. The change was primarily due to redemptions of short-term investments of approximately $23.7 million and capital distributions from equity investments of $1.6 million in the three months ended March 31, 2003, compared with payments for business acquisitions of $5.9 million, capital contributions to equity investments of $1.1 million and LMA expenditures of $500,000 for the same period in the prior year.

     Our capital expenditures primarily include building improvements, broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. We have engaged in a number of capital-intensive enterprises such as the conversion to digital and regional clustering. We believe that the bulk of the capital required for these enterprises has been expended or will be expended by the conclusion of 2003, but there may be additional expenditures in the future, especially if we are successful in acquiring additional stations which may not be as advanced in their digital construction and which may need to be clustered with our existing stations. The large majority of our digital facilities are constructed and we are presently in compliance with FCC deadlines with respect to the remaining unbuilt facilities. We believe that all of the remaining unbuilt facilities could be constructed in 2003, though a few may remain unbuilt with FCC permission pending resolution of interference issues. Failure to comply with the FCC mandated timetables, would subject us to FCC sanctions. These sanctions consist initially of an admonition and six further months to construct required facilities, followed by a forfeiture or fine of an unspecified amount and six more months to construct required facilities, followed by termination of the digital authorization. Our capital expenditures were $6.1 million and $5.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily due to our conversion to digital television. We expect to incur an additional $5.3 million in capital expenditures in 2003 with respect to the completion of the digital television conversion. We expect that we will make aggregate capital expenditures of approximately $35.0 million during the year ended December 31, 2003.

     Net cash used in financing activities was $138.8 million for the three months ended March 31, 2003, compared to net cash provided by financing activities of $9.9 million for the three months ended March 31, 2002, respectively. The change was primarily due to the repayment of LIN Holdings debt and related expenses of approximately $389.5 million offset by a net increase of $240.0 million in proceeds from our long-term and revolver debt.

     The Company used the proceeds from the new $175.0 million term loan, a draw down of $75.0 million from its existing revolving credit facility and cash on hand to retire $276.0 million aggregate principal amount of LIN Holdings’ 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of LIN Holdings’ 10% Senior Discount Add-On Notes due 2008.

     Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.

Contractual Obligations

     We generally rely on cash on hand and cash from operations, as well as cash from other financing sources, to satisfy our working capital, debt, capital expenditure and other contractual obligation requirements.

     The following table sets forth our estimated material contractual cash obligations, as well as planned capital expenditures and debt repayments, as of March 31, 2003 (in thousands):

	March through
	December 2003	2004-2006	2007-2008	Thereafter	Total

Principal payments and mandatory redemptions on LIN TV debt (1)	$3,500	$96,000	$660,500	$—	$760,000
Cash interest on debt (2)	50,032	153,372	65,184	—	268,588
Capital expenditures (3)	521	—	—	—	521
Program payments (4)	13,991	21,777	482	449	36,699
Operating leases (5)	698	1,873	543	2,108	5,222
Purchasing agreements (6)	133	—	—	—	133
Local marketing agreement payments (7)	1,292	3,810	33	—	5,135

Total	$70,167	$276,832	$726,742	$2,557	$1,076,298

1)	We are obligated to repay our Senior Credit Facility in December 2007 and our 8% Senior Note and the 8 3/8% Senior Subordinated Notes in March 2008.

2)	We have contractual obligations to pay cash interest of approximately $268.6 million per year through 2008 on the 8% Senior Notes, 8 3/8% Senior Subordinated Notes and Senior Credit Facilities, as well as commitment fees of approximately 0.50% on our Senior Credit Facilities.

3)	Our annual capital expenditures may fluctuate as a result of a number of factors, including factors such as FCC regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2003.

4)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $24.0 million of program obligations as of March 31, 2003 and have unrecorded commitments of $12.7 million for programming that is not available to air as of March 31, 2003.

5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

6)	We have committed $133,000 in purchase orders for office and computer supplies that are unrecorded as of March 31, 2003.

7)	We have entered into an option and put agreement that would enable or require us to purchase KNVA-TV for a fixed amount under certain conditions. Given changes in Federal Communications Commission ownership rules, we, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put option was approximately $4.1 million, subject to adjustments for monthly rental payments and outstanding loans, at March 31, 2003. In connection with its LMAs for WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $5.1 million as of March 31, 2003.

Description of Indebtedness

The following is a summary of our outstanding indebtedness as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

Senior Credit Facilities	$250,000	$—
$210,000, 8% Senior Notes due 2008 (net of discount of $5,703 and $5,996 at March 31, 2003 and December 31, 2002, respectively)	204,297	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $346 and $364 at March 31, 2003 and December 31, 2002, respectively)	299,654	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	753,951	864,520
Less current portion	5,250	106,154

Total long-term debt	$748,701	$758,366

Senior Credit Facilities

     On February 7, 2003, we obtained a new $175.0 million term loan as part of an amendment to our existing credit facilities. In March 2003, we used the proceeds from the new loan, a drawdown of $75.0 million from our existing revolving credit facility and cash on hand to retire the debt of LIN Holdings Corp., subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

     The repayment of the term loan begins September 30, 2003 with 1% of the original principal repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the Senior Facilities bear interest at a rate based, at our option, on an adjusted LIBOR rate or ABR, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether we have met certain ratios specified in the senior credit agreement. We are required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon our leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

     The revolving credit facility may be used for general corporate purposes including, without limitation, permitted acquisitions and redemptions not to exceed $50.0 million in the aggregate of our common stock and/or our subsidiaries’ publicly-traded indebtedness and may from time to time request the lenders to increase the aggregate amount of the commitments under the revolving credit facility up to a total of $235.0 million.

Prepayments

     The senior credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, we are required to make mandatory prepayments of term loans, and thereafter mandatory reductions of our revolving credit commitment, subject to certain exceptions and subject to a reduction to zero based upon our financial performance, in amounts equal to 50% of the net cash proceeds of certain issuances of debt or equity of certain of our subsidiaries; and 100% of the net cash proceeds of certain dispositions of assets.

     Mandatory and optional prepayments of the term loans are allocated pro rata between the term loans as applicable, and applied ratably based on the number of remaining installments under each. Any prepayment of adjusted LIBOR loans other than at the end of an interest period will be subject to reimbursement of breakage costs.

Covenants

     The senior credit facilities contain covenants that, among other things, restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the senior credit facilities, we are required to comply with specified financial ratios, including minimum interest coverage ratios, maximum leverage ratios and minimum fixed charge coverage ratios.

     The senior credit facilities also contain provisions that prohibit any modification of the indentures governing our senior subordinated notes and senior notes in any manner adverse to the lenders and that will limit our ability to refinance or otherwise prepay our senior subordinated notes or senior notes without the consent of such lenders.

Events of Default

     The senior credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA events, judgment defaults, actual or asserted invalidity of any security interest and change of control.

Senior Notes

     We have outstanding $210.0 million in aggregate principal amount of 8% senior notes due January 15, 2008. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. We may redeem some or all of these notes at any time on or after January 15, 2005. We may also redeem up to 35% of these notes using the proceeds of some equity offerings completed before January 15, 2004.

     These senior notes are general unsecured obligations and rank equally with all existing and future senior debt of certain of our subsidiaries and senior in right of payment to all of those subsidiaries’ existing and future subordinated indebtedness. The senior notes are guaranteed on a senior basis by each of the same subsidiaries that guarantee our senior credit facilities. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control (as defined therein) the holders of these notes may require us to purchase all or a portion of such holders’ notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture governing the senior notes limits, among other things:

•	the incurrence of additional indebtedness and issuance of capital stock;

•	the payment of dividends on, and redemption of capital stock of certain of our subsidiaries;

•	liens;

•	mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries;

•	asset sales;

•	asset swaps;

•	restricted payments; and

•	transactions with affiliates.

8 3/8% Senior Subordinated Notes

     We have outstanding $299.7 million in aggregate principal amount of 8 3/8% senior subordinated notes due March 1, 2008. Interest on these notes accrues at a rate of 8 3/8% and is payable semi-annually on March 1 and September 1 of each year.

     These senior subordinated notes are general unsecured obligations subordinated in right of payment to all of the existing and future senior indebtedness of certain of our subsidiaries, including the senior notes and the senior credit facilities and are guaranteed on a senior subordinated basis by each of the same subsidiaries that guarantee the senior notes. The indenture governing the senior subordinated notes contains a change of control provision and covenants substantially similar to those that govern our senior notes.

GECC Note

     GECC provided debt financing in connection with the formation of our joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to us and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our senior credit facilities and senior notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

     The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Recently Issued Accounting Pronouncements:

     On April 30, the FASB issued FASB Statement No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”

     SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

     SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

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

     Approximately 23%, 22%, 21% and 22% of our total net revenues for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

     As of March 31, 2003, we had approximately $754.0 million of consolidated indebtedness and approximately $820.0 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations. Our large amount of indebtedness could, for example:

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

     We have had net losses of $40.9 million, $47.2 million, $61.7 million and $34.2 million for the three months ended March 31, 2003, and the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of March 31, 2003, we had an accumulated deficit of $245.3 million. We may not be able to achieve or maintain profitability.

     LIN Television has had net losses of $906,000, $751,000, $39.7 million and $17.5 million for the three months ended March 31, 2003, and the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of March 31, 2003, LIN Television had an accumulated deficit of $93.2 million. LIN Television may not be able to achieve or maintain profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations and the trading price of our class A common stock.

     Approximately $1.7 billion, or 79.9%, of our total assets as of March 31, 2003, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional goodwill impairment test of our goodwill and broadcast licenses for impairment. In addition, we established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We have used an external appraisal firm to perform an impairment analysis of our broadcast licenses and goodwill as of December 31, 2002 and based in part on this analysis, concluded that there was no impairment as of December 31, 2002.

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

     The number of television stations we may acquire in any market is limited by Federal Communications Commission rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under Federal Communications Commission rules. The Federal Communications Commission generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks Muse currently own 23,419,237 shares of our class B common stock, which represents approximately 47% of our capital stock at March 31, 2003. Pursuant to Federal Communications Commission rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of our class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either our class A common stock or class C common stock, under current Federal Communications Commission rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the Federal Communications Commission has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from the interests of the holders of our class A common stock, have approval rights with respect to significant transactions and could convert their equity interests in us into a majority of its voting power, thereby reducing your voting power.

     Hicks Muse and its affiliates will have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to the approval of the Federal Communications Commission. If this occurs, affiliates of Hicks Muse would own approximately 47% of our voting equity interests and will effectively have the ability to elect our entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

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

     In addition, certain of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in Hicks Muse and its affiliates acquiring more than 50% of our voting power and, thus, result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in certain cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We are currently in negotiations with FOX regarding affiliation agreements with their network.

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

     Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and we utilized the proceeds of the note to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation nor the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to us pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15.0 million for the purpose of making interest payments on the note when due. Both NBC and we have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor we make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

     During the three months ended March 31, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action in Iraq and this loss of revenue continued into the beginning of the second quarter of 2003. The military action has disrupted our television stations’ regularly scheduled programming and some of our clients have rescheduled or delayed advertising campaigns to avoid being associated with war coverage. Advertisers may not agree to run preempted advertising in future time periods and space may not be available for such advertising. We expect that if the United States engages in other foreign hostilities or there is a terrorist attack against the United States, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of the current, or any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could continue to negatively affect, our results of operations.

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

     Federal Communications Commission ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable ownership interests in other media properties. These restrictions include a national limit of broadcast television stations with an aggregate audience reach of 35% of all households. These restrictions also include a variety of local limits on ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets, known as the duopoly rule, prohibitions on ownership of a daily newspaper or a cable system and television station in the same market and limits of four to eight radio stations and one or two television stations in the same market. These regulations currently prevent us from entering dual-station ownership and cross-ownership arrangements in various attractive markets. In particular, the regulations currently prevent us from directly owning the stations we operate under grandfathered local marketing agreements in Austin, Texas; and Providence, Rhode Island and could require us to discontinue those local marketing agreements upon the conclusion of a Federal Communications Commission proceeding initiated in 2002. In 2002, we had net revenues of $18.9 million, or 5.4% of our total net revenues, attributable to those local marketing agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $250.0 million outstanding as of March 31, 2003 under our senior credit facilities.

     Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of March 31, 2003 would result in an estimated $2.5 million increase in annualized interest expense assuming a constant balance outstanding of $250.0 million.

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

     We have used the net proceeds from this offering, together with other available funds from the other transactions, as described in the table below, which reflects amounts as of March 31, 2003 and which reflects the application of all proceeds from the offering.

Cash Sources

(in millions)

Gross proceeds of the initial public offering	$430.1
Proceeds from redemption of Southwest Sports Group preferred units	60.8	(a)

Total	$490.9

Cash Uses

LIN TV Corp.:
Senior credit facilities	$192.3
10% senior discount notes due 2008	111.4	(b)
Sunrise/STC Broadcasting:
Senior credit facilities	21.2
11% senior subordinated notes due 2007	108.0	(c)
14% senior subordinated notes due 2008	3.5	(d)
14% redeemable preferred stock	10.8	(e)
Discounts, commissions and other expenses	30.2
Cash payments to Hicks Muse affiliates	13.5	(f)

Total	$490.9

a)	Includes $10.8 million of accumulated interest on Southwest Sports Group preferred units through May 8, 2002, the redemption date.

b)	The remaining amount outstanding on the 10% senior discount notes was repaid using proceeds from the new term loan and a draw down from LIN Television’s existing revolving credit facility.

c)	Includes accretion and accrued interest of $8.0 million through May 8, 2002, the redemption date.

d)	Includes $2.5 million in principal redemption plus $1.0 million of accrued interest through May 8, 2002. Excludes $33.3 million of the Sunrise 14% senior subordinated notes, fair value as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

e)	Includes $5.0 million of principal redemption plus $5.8 million of accretion and accrued interest through May 8, 2002. Excludes $54.4 million of the STC Broadcasting 14% redeemable preferred stock, fair value as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

f)	Includes a $6.2 million payment related to the amendment of our financial advisory agreement and the termination of our monitoring and oversight agreement with Hicks Muse Partners on May 8, 2002 and a $7.3 million payment on August 23, 2002 consisting of $7.1 million in principal and accrued interest of $200,000.

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

Reports on Form 8-K:

     On March 26, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K in connection with the announcement that the Company was withdrawing its earnings guidance as a result of the impact of the outbreak of hostilities in Iraq.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION

Dated: May 5, 2003	By: /s/ William A. Cunningham William A. Cunningham Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Gary R. Chapman Gary R. Chapman Chief Executive Officer

CERTIFICATIONS

I, William A. Cunningham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ William A. Cunningham William A. Cunningham Vice President and Controller

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Deborah R. Jacobson Deborah R. Jacobson Vice President of Corporate Development and and Treasurer

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN TV Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Peter E. Maloney Peter E. Maloney Vice President of Finance

CERTIFICATIONS

I, Gary R. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Gary R. Chapman Gary R. Chapman Chief Executive Officer

--39--

CERTIFICATIONS

I, William A. Cunningham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ William A. Cunningham William A. Cunningham Vice President and Controller

--40--

CERTIFICATIONS

I, Deborah R. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Deborah R. Jacobson Deborah R. Jacobson Vice President of Corporate Development and and Treasurer

--41--

CERTIFICATIONS

I, Peter E. Maloney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LIN Television Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003	/s/ Peter E. Maloney Peter E. Maloney Vice President of Finance

--42--

Item 1. Financial Statements

LIN Television Corporation

Condensed Consolidated Balance Sheets	44
Condensed Consolidated Statements of Operations	45
Condensed Consolidated Statements of Cash Flows	46
Notes to Condensed Consolidated Financial Statements	47

--43--

LIN TELEVISION CORPORATION

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,194	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts
(2003 — $2,456; 2003 — $2,709)	58,868	71,336
Program rights	12,835	14,515
Assets held for sale	10,606	10,606
Other current assets	1,977	1,631

Total current assets	104,480	265,622
Property and equipment, net	206,289	208,072
Deferred financing costs	18,197	18,316
Equity investments	82,448	84,368
Program rights	8,798	8,953
Goodwill	586,592	586,592
Broadcast licenses	1,106,553	1,106,553
Other intangible assets, net	1,205	1,480
Other assets	14,227	13,074

Total Assets	$2,128,789	$2,293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,250	$—
Accounts payable	7,839	11,665
Accrued income taxes	13,260	14,022
Accrued interest expense	6,320	16,236
Accrued sales volume discount	1,667	5,415
Other accrued expenses	16,469	22,303
Liabilities held for sale	140	139
Program obligations	14,347	15,683

Total current liabilities	65,292	85,463
Long-term debt, excluding current portion	748,701	503,640
Deferred income taxes, net	492,865	494,440
Program obligations	9,605	8,381
Other liabilities	13,589	12,131
Holdings tax sharing obligations	8,364	8,364

Total liabilities	1,338,416	1,112,419

Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	883,581	1,272,913
Accumulated deficit	(93,208)	(92,302)

Total stockholders’ equity	790,373	1,180,611

Total liabilities and stockholders’ equity	$2,128,789	$2,293,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

--44--

LIN TELEVISION CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682

Station operating income	23,837	22,020

Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Operating income	11,763	14,170

Other (income) expense:
Interest expense	13,431	15,358
Investment income	(380)	(1,063)
Share of (income) loss in equity investments	289	(1,415)
Gain on derivative instruments	—	(1,144)
Other, net	47	(75)

Total other expense, net	13,387	11,661

Gain (loss) before provision for (benefit from) income taxes and cumulative effect of change in accounting principal	(1,624)	2,509
Provision for (benefit from) income taxes	(718)	1,019

Gain (loss) before cumulative effect of change in accounting principal	(906)	1,490
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689

Net loss	$(906)	$(29,199)

The accompanying notes are an integral part of the condensed consolidated financial statements.

--45--

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net cash used in operating activities	$(3,580)	$(3,733)
INVESTING ACTIVITIES:
Capital expenditures	(6,096)	(5,202)
Proceeds from disposals of property and equipment	22	63
Investment in Banks Broadcasting, Inc.	—	(1,100)
Capital distributions from equity investments	1,630	—
Payments for business combinations	—	(5,869)
Local marketing agreement expenditures	—	(500)
Proceeds from redemption of short-term investments	23,691	—

Net cash provided by (used in) investing activities	19,247	(12,608)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units	685	(75)
Proceeds from long-term debt	175,000	10,000
Proceeds from revolver debt	75,000	—
Distribution to parent company	(390,018)	—

Net cash (used in) provided by financing activities	(139,333)	9,925

Net decrease in cash and cash equivalents	(123,666)	(6,416)
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$20,194	$10,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

--46--

LIN Television Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

     LIN Television Corporation (“LIN Television”) is a television station group operator in the United States and Puerto Rico. LIN Television is a subsidiary of LIN Holdings Corp. (“LIN Holdings”). LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

     All of LIN Television’s direct and indirect consolidated subsidiaries fully and unconditionally guarantee LIN Television’s Senior Credit Facilities, Senior Notes and Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with LIN Television’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

     The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three months ended March 31, 2003 and 2002, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months
	Ended March 31,

	2003	2002

Net loss, as reported	$(906)	$(29,199)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	778	223

Pro forma net loss	$(1,684)	$(29,422)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three months

--47--

ended March 31, 2003 and 2002, respectively: volatility factors of 33% and 35%, risk-free interest rates of 1.5%-3.25% and 3.4%-5.1%, weighted-average expected life of 2-6 years, and no dividend yields.

The weighted average fair value of grants made under the Company’s stock option plans during the three months ended March 31, 2003 and 2002 are $6.65, and $6.73, respectively.

Note 2 — Available for Sale Securities:

     During the quarter ended March 31, 2003, the Company liquidated all of its available for sale securities for proceeds of $23.7 million. The amortized cost and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 was as follows (in thousands):

		Accrued
	Amortized	Investment	Fair
	Cost	Income	Value

Corporate debt securities	$7,627	$60	$7,687
Mortgage-backed securities	15,851	136	15,987

	$23,478	$196	$23,674

     Dividend and interest income, including amortization of the premium and discount arising at acquisition, has been included in earnings

Note 3 — Assets Held for Sale:

On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) in which the Company agreed to sell the assets of the television stations of KRCB-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash plus working capital. Accordingly, the Company has classified the assets and liabilities associated with these stations as held for sale on its balance sheet as of March 31, 2003 and December 31, 2002. In December 2002, the Company received a deposit of $1.5 million from Mission, which the Company recorded in other current liabilities. The operating results of these stations have been recorded as discontinued operations for the three months ended March 31, 2003.

Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV beginning January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 until such time as the transaction is either consummated or terminated. Accordingly, at March 31, 2003, the Company has recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to March 31, 2003, offsetting the results of discontinued operations in the Company’s statement of operations. This liability is included in liabilities held for sale at March 31, 2003.

The carrying amounts of the assets and liabilities of the television stations are as follows (in thousands):

--48--

	March 31,	December 31,
	2003	2002

Accounts receivable	$739	$739
Program rights	(29)	(29)
Other current assets	8	8
Property and equipment, net	3,694	3,694
Intangible assets, net	6,194	6,194

Assets held for sale	$10,606	$10,606

Current liabilities:
Accounts payable	$57	$56
Program payable	83	83

Liabilities held for sale	$140	$139

Note 4 — Equity Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	March 31, 2003	December 31, 2002

NBC joint venture	$56,982	$58,411
WAND (TV) Partnership	13,099	13,141
Banks Broadcasting, Inc.	12,367	12,816

	$82,448	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million from the joint venture in the three months ended March 31, 2003. The Company received no cash distributions from the joint venture in the three-months ended March 31, 2002. The following presents the summarized financial information of the joint venture (in thousands):

--49--

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$32,921	$40,242
Operating income	16,664	23,676
Net income	987	7,480

	March 31,	December 31,
	2003	2002

Current assets	$20,118	$24,111
Non-current assets	232,938	236,140
Current liabilities	362	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $535,000 and $187,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,489	$1,813
Operating income (loss)	(126)	165
Net income (loss)	(126)	169

	March 31,	December 31,
	2003	2002

Current assets	$2,440	$2,137
Non-current assets	33,979	34,063
Current liabilities	1,095	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $841,000 and $82,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

--50--

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,283	$1,129
Operating income	(535)	(498)
Net loss	(678)	(331)

	March 31,	December 31,
	2003	2002

Current assets	$2,770	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,876	1,302
Non-current liabilities	1,603	1,496
Redeemable preferred stock	335	335

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31, 2003	December 31, 2002

Amortized Intangible Assets:
LMA purchase options	$1,412	$1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(977)	(702)

	$1,205	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,106,553	$1,106,553
Goodwill	586,592	586,592

	1,693,145	1,693,145

Total intangible assets	$1,694,350	$1,694,625

     Amortization expense was approximately $275,000 for the three months ended March 31, 2003. There was no amortization expense for the three months ended March 31, 2002. There was approximately $228,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three months ended March 31, 2003. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. The Company recorded approximately $47,000 of amortization expense on network affiliation agreements and income leases for the three months ended March 31, 2003. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases

--51--

will be fully amortized by November 2006.

     As required by Statement of Financial Accounting Standards (SFAS No. 142), “Goodwill and Other Intangible Assets”, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of March 31, 2003 and December 31, 2002.

Note 6 —Debt:

     Debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2001

Senior Credit Facilities	$250,000	$—
$210,000, 8% Senior Notes due 2008 (net of discount of $5,703 and $5,996 at March 31, 2003 and December 31, 2001)	204,297	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $346 and $364 at March 31, 2003 and December 31, 2001)	299,654	299,636

Total debt	753,951	503,640
Less current portion	5,250	—

Total long-term debt	$748,701	$503,640

     On February 7, 2003, the Company obtained a new $175.0 million term loan as part of an amendment to its existing credit facility. In March 2003, the Company used the proceeds from the new loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

     The repayment of the term loan begins September 30, 2003 with 1% of the principal amount repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the Senior Facilities bear interest at a rate based, at option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met certain ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

Note 7 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P.C. “Hicks Muse Partners”, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of a Hicks Muse, for certain reimbursable expenses

--52--

incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $15,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively.

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $313,000 for the period ended March 31, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million.

Note 8 — Contingencies:

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. The Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and senior notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 9 — Recently Issued Accounting Pronouncements

On April 30, the FASB issued FASB Statement No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”

SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

--53--