Form 10-Q
period 2003-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2003-08-05
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission file number: 001-31311	Commission file number: 000-25206

LIN TV Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at July 29, 2003: 26,486,035 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at July 29, 2003: 23,510,137 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at July 29, 2003: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at July 29, 2003: 1,000 shares.

Part I: Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
Part II: Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-3.1 RESTATED CERTIFICATE OF INCORPORATION
EX-4.1 SUPPLEMENTAL INDENTURE
EX-4.3 EXCHANGE & REGISTRATION RIGHTS
EX-4.5 REGISTRATION RIGHTS AGREEMENT
EX-4.6 GUARANTEE DATED AS OF MAY 7, 2003
EX-31.1 CERTIFICATION OF CEO OF LIN TV CORP
EX-31.2 CERTIFICATION OF VP AND CONTROLLER
EX-31.3 CERTIFICATION OF VP AND TREASURER
EX-31.4 CERTIFICATION OF VP OF FINANCE
EX-31.5 CERTIFICATION OF CEO OF LIN TELEVISION
EX-31.6 CERT OF CONTROLLER OF LIN TELEVISION
EX-31.7 CERT OF TREASURER OF LIN TELEVISION
EX-31.8 CERTIFICATION OF VP FINANCE LIN TELEVISION
EX-32.0 CERTIFICATION PURSUANT TO SECTION 906
EX-32.1 CERTIFICATION PURSUANT TO SECTION 906
EX-99.1 AMENDMENT TO SEVERANCE AGREEMENT - CHAPMAN
EX-99.2 AMEND TO SEVERANCE AGREEMENT - KARPOWICZ
EX-99.3 AMEND TO SEVERANCE AGREEMENT - MALONEY
EX-99.4 AMEND TO SEVERANCE AGREEMENT - SCHMIDT
EX-99.5 AMEND TO SEVERANCE AGREEMENT - JACOBSON

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
See separate index for financial statements of LIN Television Corporation	44
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37
Part II. Other Information
Item 1. Legal Proceedings	38
Item 2. Changes in Securities and Use of Proceeds	38
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 6. Exhibits and Reports on Form 8-K	40
Signature Page	43

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP. Condensed Consolidated Balance Sheets (In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,625	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $2,231; 2002 - $2,709)	66,595	71,336
Program rights	9,392	14,515
Assets held for sale	—	10,606
Other current assets	3,385	1,631

Total current assets	100,997	265,622
Property and equipment, net	201,303	208,072
Deferred financing costs	15,217	25,796
Equity investments	82,511	84,368
Program rights	8,865	8,953
Goodwill	598,252	599,263
Broadcast licenses	1,127,742	1,127,742
Other intangible assets, net	929	1,480
Other assets	15,338	13,074

Total Assets	$2,151,154	$2,334,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$106,154
Accounts payable	7,617	11,665
Accrued income taxes	5,139	7,104
Accrued interest expense	10,468	16,236
Accrued sales volume discount	2,537	5,415
Other accrued expenses	16,107	22,303
Liabilities held for sale	—	139
Program obligations	12,533	15,683

Total current liabilities	61,401	184,699
Long-term debt, excluding current portion	727,058	758,366
Deferred income taxes, net	513,929	510,588
Program obligations	8,756	8,381
Other liabilities	30,694	12,131

Total liabilities	1,341,838	1,474,165

Contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,478,631 shares at June 30, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	265	262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at June 30, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,065,343	1,064,122
Accumulated deficit	(256,527)	(204,415)

Total stockholders’ equity	809,316	860,205

Total liabilities and stockholders’ equity	$2,151,154	$2,334,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691
Operating costs and expenses:
Direct operating	25,260	23,347	49,990	43,304
Selling, general and administrative	23,187	20,590	44,600	36,454
Amortization of program rights	5,431	5,452	10,705	10,134

Station operating income	37,200	39,779	61,037	61,799
Corporate	4,182	2,290	8,102	4,418
Restructuring charge	102	—	102	—
Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Operating income	24,829	30,485	36,592	44,655

Other (income) expense:
Interest expense	15,233	22,675	35,754	48,072
Investment income	(370)	(459)	(750)	(1,522)
Share of income in equity investments	(1,689)	(2,639)	(1,404)	(4,054)
Loss on disposition of property and equipment	968	(77)	948	(122)
Gain on derivative instruments	(4,760)	(1,038)	(4,760)	(2,182)
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—	(3,819)
Fee on termination of Hicks Muse agreements	—	16,000	—	16,000
Loss on impairment of investment	250	2,750	250	2,750
Loss on early extinguishment of debt	23,580	2,457	53,105	2,457
Other, net	(436)	27	(365)	(3)

Total other expense, net	32,776	35,877	82,778	57,577

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(7,947)	(5,392)	(46,186)	(12,922)
Provision for income taxes	2,646	4,258	5,274	22,448

Loss from continuing operations before cumulative effective of change in accounting principle	(10,593)	(9,650)	(51,460)	(35,370)
Discontinued operations:
Income from discontinued operations, net of tax provision of $122	—	(227)	—	(227)
Loss from sale of discontinued operations, net of tax provision of $0	652	—	652	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net loss	$(11,245)	$(9,423)	$(52,112)	$(65,832)

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$(0.23)	$(1.03)	$(1.05)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.91)
Net loss	(0.23)	(0.23)	(1.04)	(1.95)
Weighted — average number of common shares outstanding used in calculating basic and diluted loss per common share	49,942	41,680	49,923	33,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Net cash provided by operating activities	$11,601	$9,926

INVESTING ACTIVITIES:
Capital expenditures	(10,187)	(18,392)
Proceeds from disposals of property and equipment	31	—
Proceeds from sale of broadcast licenses and related operating assets	10,000	2,500
Investment in Banks Broadcasting, Inc.	—	(1,100)
Cash and cash equivalents acquired through merger with Sunrise Television	—	6,864
Capital distributions from equity investments	3,260	611
Payments for business combinations	—	(10,608)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819
Other investments and deposits	—	4,500
Proceeds from liquidation of short-term investments	23,691	—

Net cash provided by investing activities	26,795	45,194

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options	1,223	430
Redemption of Sunrise Television preferred stock	—	(10,829)
Net proceeds from initial public offering of common stock	—	399,853
Proceeds from long-term debt	500,000	—
Financing costs associated with proceeds from long-term debt	(9,798)	—
Net proceeds (payments) from revolver debt	50,000	(10,000)
Principal payments on long-term debt	(676,000)	(304,925)
Cash expenses associated with early extinguishment of debt	(26,056)	—

Net cash (used in) provided by financing activities	(160,631)	74,529

Net (decrease) increase in cash and cash equivalents	(122,235)	129,649
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$21,625	$146,885

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

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three and six months ended June 30, 2003 and 2002, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(11,245)	$(9,423)	$(52,112)	$(65,832)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	710	523	1,446	729

Pro forma net loss	$(11,955)	$(9,946)	$(53,558)	$(66,561)

Basic and diluted net loss per common share, as reported	$(0.23)	$(0.23)	$(1.04)	$(1.95)
Basic and diluted net loss per common share, pro forma	$(0.24)	$(0.24)	$(1.07)	$(1.98)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three and six months ended June 30, 2003 and 2002, respectively:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Volatility factors	30%	35%	30%	35%

Risk-free interest rates	1.5 - 3.3%	3.4 - 5.1%	1.5 - 3.3%	3.4 - 5.1%

Weighted average expected life	2 - 6 years	2 - 6 years	2 - 6 years	2 - 6 years

Dividend yields	0%	0%	0%	0%

     The weighted average fair value of grants made under the Company’s stock option plans during the three months ended June 30, 2003 and 2002 are $5.96, and $6.80, respectively, and $5.91 and $6.80 for the six months ended June 30, 2003 and 2002, respectively.

Note 2 – Available for Sale Securities:

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

Note 3 – Business Disposition:

     On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) in which the Company agreed to sell the assets of the television stations KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash. In December 2002, the Company received a deposit of $1.5 million from Mission, which the Company recorded in other current liabilities.

     Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV beginning January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 until such time as the transaction was either consummated or terminated. Accordingly, the Company recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the Company’s statement of operations.

     The operating results of these stations have been recorded as discontinued operations for the three and six months ended June 30, 2003 and 2002. On June 13, 2003, the Company completed the sale of the stations and received the remaining $8.5 million from Mission.

Note 4 – Equity Investments:

     The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	June 30, 2003	December 31, 2002

NBC joint venture	$57,323	$58,411
WAND (TV) Partnership	13,115	13,141
Banks Broadcasting, Inc.	12,073	12,816

	$82,511	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $3.3 million from the joint venture in the three and six months ended June 30, 2003, respectively. The Company received cash distributions of $611,000 in the three and six months ended June 30, 2002. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$43,576	$45,470	76,497	85,712
Operating income	26,028	28,248	42,692	51,924
Net income	9,675	13,368	10,662	20,848

	June 30, 2003	December 31, 2002

Current assets	$15,591	$24,111
Non-current assets	239,141	236,140
Current liabilities	362	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $208,000 and $187,000 as of June 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$1,705	$1,751	$3,194	$3,564
Operating income (loss)	56	92	(70)	257
Net income (loss)	47	95	(79)	264

	June 30, 2003	December 31, 2002

Current assets	$2,008	$2,137
Non-current assets	33,979	34,063
Current liabilities	568	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $213,000 and $82,000 as of June 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$1,302	$1,385	$2,585	$2,514
Operating loss	(436)	(356)	(971)	(854)
Net loss	(587)	(234)	(1,265)	(565)

	June 30, 2003	December 31, 2002

Current assets	$1,939	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,275	1,302
Non-current liabilities	1,658	1,496
Redeemable preferred stock	3	3

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, the Company will consolidate Banks Broadcasting, Inc.’s results of operations in the third quarter of 2003 (See Note 12 – Recently Issued Accounting Pronouncements).

     Other Investments: The Company has recorded losses of approximately $250,000 and $2.8 million for the three months ended June 30, 2003 and 2002, respectively, in other expenses on an equity investment in an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management, are other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30, 2003	December 31, 2002

Amortized Intangible Assets:
LMA Purchase options	$1,412	$1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(1,253)	(702)

	$929	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,127,742	$1,127,742
Goodwill	598,252	599,263

	1,725,994	1,727,005

Total intangible assets	$1,726,923	$1,728,485

     Amortization expense was approximately $276,000 and $551,000 for the three and six months ended June 30, 2003, respectively. There was approximately $167,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and six months ended June 30, 2002, respectively. There was approximately $228,000 and $456,000 of amortization expense recorded on the LMA purchase option for the three and six months ended June 30, 2003, respectively. The Company expects that its LMA purchase option will be fully amortized in 2007. The Company recorded approximately $48,000 and $95,000 of amortization expense on network affiliation agreements and income leases for the three and six months ended June 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     As required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of June 30, 2003 and December 31, 2002.

Note 6 —Debt:

     Debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Senior Credit Facilities:
Term Loan	$175,000	$—
Revolver	50,000	—

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—

$125,000, 2.50% Exchangeable Senior Subordinated Dentures due 2033 (net of discount of $20,533 at June 30, 2003)	104,467	—

$210,000, 8% Senior Notes due 2008 (net of discount of $5,409 and $5,996 at June 30, 2003 and December 31, 2002, respectively)	204,591	204,004

$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636

$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557

$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	734,058	864,520
Less current portion	7,000	106,154

Total long-term debt	$727,058	$758,366

Senior Credit Facilities

     On February 7, 2003, the Company obtained a new $175.0 million term loan, as part of an amendment to its existing credit facility. In connection with this amendment, the Company recorded approximately $1.0 million in deferred financing costs. In March 2003, the Company used the proceeds from the new loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The Company incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

     The repayment of the term loan begins September 30, 2003 with 1% repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6-1/2% Senior Subordinated Notes due 2013 in a private placement. The 6-1/2% Senior Subordinated Notes were issued with no discount. The 6-1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its existing senior notes, and will rank equally in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6-1/2% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.7 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6-1/2% Senior Subordinated Notes accrues at 6-1/2% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6-1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

     We may also redeem up to 35% of the 6-1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

     The 6-1/2% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6-1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6-1/2% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

2.50% Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008 and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.1 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things, the incurrence of additional indebtedness and issuance of capital stock, the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

     Contingent Interest. LIN Television will pay contingent interest to holders of the debentures during any six-month period from and including an interest payment date to but excluding the next interest payment date, commencing with the six-month period beginning May 15, 2008, if the average trading price of the debentures for a five-trading day measurement period immediately preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The contingent interest payable per $1,000 principal amount of debentures is 0.25% per annum. Any contingent interest will be payable on the interest payment date at the end of the relevant six-month period.

     Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

     Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

Base Exchange Rate +	[	(Applicable Stock Price - Base Exchange Price) Applicable Stock Price	]	x Incremental Share Factor

     On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

     The “base exchange rate” is 26.8240, subject to adjustments, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

     On June 15, 2003, the Company used the proceeds from the 6 -1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the three months ended June 30, 2003.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative instruments that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these instruments on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative instruments are recorded at fair market value in other liabilities. The Company has recorded a gain in connection with the mark-to-market of these derivative instruments of $4.8 million for the three and six months ended June 30, 2003, respectively.

     Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest expense:

Cash interest expense	$13,286	$10,975	$25,824	$24,565

Amortization of discount and deferred financing fees	$1,947	$11,700	$9,930	$23,507

Total interest expense	$15,233	$22,675	$35,754	$48,072

Note 7 — Restructuring Charge:

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $102,000 of restructuring charges for the three months ended June 30, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the six-month period ended June 30, 2003 and expects to pay the balance of approximately $430,000 during the second half of 2003.

Note 8 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $23,000 and $38,000 for the three and six months ended June 30, 2003, respectively, and $36,000 and $57,000 for the three and six months ended June 30, 2002, respectively.

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 for the period ended June 30, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of approximately $121,000 and $284,000 for the three and six months ended June 30, 2003, respectively, and $124,000 and $245,000 for the three and six months ended June 30, 2002, respectively.

Note 9 — Contingencies:

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and other outstanding indebtedness; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 10 — Earnings Per Share:

     Basic and diluted loss per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted loss per common share since potential common shares from the exercises of stock options and phantom units are anti-dilutive for all periods presented. Options to purchase 3,617,000 and 3,058,000 shares of common stock, and phantom units exercisable into 621,000 and 677,000 shares of common stock, were outstanding at June 30, 2003 and 2002, respectively, but were not included in the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

Note 11 — Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, management has recorded a valuation allowance against all of the Company’s deferred tax assets in excess of reversing deferred tax liabilities.

Note 12 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, and as a result of an interest in Banks Broadcasting, Inc. held by an affiliate of Hicks Muse, the Company will consolidate Banks Broadcasting, Inc.’s results of operations in the third quarter of 2003.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. The adoption of the new standard does not have a significant impact on the Company’s results of operations or financial position.

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

Overview

     We are a leading pure-play television company covering the United States of America and Puerto Rico. Our stations cover approximately 6.7% of U.S. television households and all of the 1.2 million television households in Puerto Rico. Each of LIN TV and LIN Television is a Delaware corporation. The principal executive offices of each are located at Four Richmond Square, Suite 200, Providence, Rhode Island 02906 and the telephone number of each at that address is (401) 454-2880

     We own 22 stations, operate 2 stations pursuant to local marketing agreements and have equity investments in 5 stations. The following table lists the stations that we either operate or in which we have an equity investment:

	DMA
Market	Rank(1)	Station	Affiliation	Channel	Status(2)	% of DMA TV HH(1)

LIN Television Stations
Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%
		WIIH-CA	Univision	11	O&O

Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O	0.92%
		WCTX-TV	UPN	59	O&O

Grand Rapids-Kalamazoo-	38	WOOD-TV	NBC	8	O&O	0.67%
Battle Creek, MI		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O

Norfolk-Portsmouth-Newport	41	WAVY-TV	NBC	10	O&O	0.64%
News, VA		WVBT-TV	FOX	43	O&O

Buffalo, NY	44	WIVB-TV	CBS	4	O&O	0.60%
		WNLO-TV	UPN	23	O&O

Providence, RI-	48	WPRI-TV	CBS	12	O&O	0.59%
New Bedford, MA		WNAC-TV	FOX	64	LMA

Austin, TX	54	KXAN-TV	NBC	36	O&O	0.52%
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutra	Various	O&O
Dayton, OH	58	WDTN-TV	ABC	2	O&O	0.48%

Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.44%

Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.41%

Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%

Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%

Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%
Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%
San Juan, PR	—	WAPA-TV	IND	4	O&O
		WJPX-TV	IND	24	O&O

Operated by WAND (TV) Partnership

Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.35%

Operated by Banks Broadcasting, Inc.

Wichita, KS	66	KWCV-TV	WB	33	JV	0.42%
Boise, ID	124	KNIN-TV	UPN	9	JV	0.20%

Operated Under NBC Joint Venture

Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV	2.06%
San Diego, CA	26	KNSD-TV	NBC	39	JV	0.94%

1. DMA rank and percentage of DMA TV households, or DMA TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2002-2003 Broadcast Season, September 21, 2002. The DMA rank lists the top 210 DMAs with #1 representing the largest DMA market in terms of television households.

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

     We have a 33.3% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest held by us in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership and Block Communications received a 66.7% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. During the year ended December 31, 2002, the partnership had $8.1 million in revenue and we received an aggregate of $800,000 in distributions from the partnership. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

     We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. On August 15, 2000, we, 21st Century Group, L.L.C., an entity in which Hicks Muse has a substantial economic interest, and BancAmerica Capital Investors SBICI, L.P. formed Banks Broadcasting, Inc. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Century both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting, Inc. Two of our officers serve as members of the Board of Directors of Banks Broadcasting, Inc. We provide cash management, accounting and engineering support services to Banks Broadcasting, Inc. in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting, Inc. In addition, we provide 50% of the capital contributions to fund capital expenditures for property, plant, and equipment, and for working capital shortfalls incurred by Banks Broadcasting, Inc. As of June 30, 2003, we had an investment of $12.1 million in Banks Broadcasting, Inc.

     We provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids, Michigan, and WPXV-TV in Norfolk, Virginia, which are owned by Paxson Communications Corporation

     We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego, California NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture. NBC operates the stations and has managerial control over the joint venture pursuant to a management agreement. GECC provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. The joint venture generated $76.5 million of revenue and distributed $3.3 million of cash to us for the six months ended June 30, 2003. During the year ended December 31, 2002, the joint venture generated $170.9 million of revenue and distributed $5.6 million of cash to us.

     We own or operate 28 additional low-power television stations, of which 22 received class A status. In Grand Rapids, Michigan, Austin, Texas and Indianapolis, Indiana we have been able to program multiple low power stations in a “network” covering the majority of the applicable market and functioning like a full-power station. Our low power stations in these three markets are affiliated with UPN, Univision’s Telefutura network and the Univision network, respectively. The remaining 14 low power stations are independent and used primarily to extend the coverage of the primary stations.

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses and assets during 2003 and 2002:

•	UHF Television Channel Licenses: On December 20, 2002, we acquired for $4.3 million, the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. On June 18, 2003, we acquired an additional 13 licenses for $1.98 million mostly located in our current contiguous broadcast service area: Muskegon, Michigan to Fort Wayne, Indiana and Muncie and Lafayette, Indiana. The spectrum can be utilized for any purpose other than analog television.

•	KRBC-TV and KACB-TV: On December 13, 2002, we entered into an agreement with Mission Broadcasting, Inc. to sell the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas for $10.0 million in cash. In December 2002, we received a $1.5 million deposit for the stations. On January 1, 2003, Mission Broadcasting began operating both stations under a local market agreement. On June 13, 2003, we completed the transaction and received the remaining $8.5 million in cash.

•	KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV: On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), we sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million and we retained the other operating assets and the cash flows provided by the North Dakota television stations. We completed the transaction on August 23, 2002 receiving an additional $35.0 million for the remaining assets of the North Dakota stations.

•	Sunrise Television: On May 2, 2002, concurrent with the consummation of our initial public offering, we acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, four of which are now owned and operated by us, two stations that were sold to Mission Broadcasting (see KRBC-TV and KACB-TV note above), and one station that is operated under a local marketing agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. Prior to the acquisition, affiliates of Hicks Muse held Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of

$87.7 million as of May 2, 2002, and exchanged these obligations for 3,736,000 shares of our class B common stock on May 2, 2002. We used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. We have accounted for this transaction under the purchase method of accounting.

•	WCTX-TV: On April 26, 2002, we acquired the broadcast license and certain operating assets of WCTX-TV from KW-TV, Inc. The total purchase price, including transaction costs, was approximately $4.7 million, and was funded by available cash.

•	WNAC-TV: On April 22, 2002, we sold to Super Towers, Inc. the broadcast license and certain related assets of WNAC-TV in exchange for a $2.5 million promissory note due in June 2006. On May 30, 2003 we signed an option agreement with Super Towers to purchase WNAC-TV.

•	WVBT-TV: On January 31, 2002, we acquired the broadcast license and certain operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by available cash.

•	WOTV-TV: On January 29, 2002, we acquired the broadcast license and certain operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.9 million, and was funded by available cash.

Results of Operations

     Set forth below are the significant factors that contributed to our operating results for the three and six months ended June 30, 2003 and 2002, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisition of Sunrise Television on May 2, 2002. WCTX-TV, WVBT-TV and WOTV-TV were operated under local marketing agreements prior to their acquisition by us and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

     As noted below, there are a number of trends or uncertainties affecting us in particular and the broadcast industry in general which may impact our revenues and operating results. These include the possibility of further military action or domestic disruptions such as terrorist attacks which could result in the interruption of regular programming and the postponement or cancellation of advertising purchases. The business relationship with our networks is also likely to undergo significant changes in the future. In addition to the possible decline in network compensation in some instances, there may be additional demands by the networks to contribute to the cost of certain programming, including high-profile sporting events such as the National Football League and the Olympics, which may or may not be offset by the provision of additional advertising time. Additional uncertainties arise from costs of non-network programming which have declined in recent years but which historically have been volatile and could well increase in the future because of increased competition from both broadcast stations and cable networks. The industry as a whole continues to be subject to increased competition from national cable networks and direct satellite networks resulting in continued audience fragmentation. Moreover, the clustering of cable ownership on the local level could lead to increased competition from cable in the local advertising market.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691

Operating costs and expenses:

Direct operating	25,260	23,347	49,990	43,304

Selling, general and administrative	23,187	20,590	44,600	36,454

Amortization of program rights	5,431	5,452	10,705	10,134

Station operating income	37,200	39,779	61,037	61,799

Corporate	4,182	2,290	8,102	4,418

Restructuring charge	102	—	102	—

Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Operating income	$24,829	$30,485	$36,592	$44,655

     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

     Net revenues for the three and six months ended June 30, 2003 increased approximately 2.1% to $91.1 million and 9.7% to $166.3 million, respectively, compared to net revenue of $89.2 million and $151.7 million for the same periods last year. This increase was principally due to the Sunrise acquisition, which resulted in an additional $3.9 million and $15.7 million of net revenue for the three and six months ended June 30, 2003, respectively. We experienced a decrease of approximately 0.7% and 2.5% for the three and six months ended June 30, 2003, respectively, in advertising revenue at our other television stations due to disruptions in regularly scheduled programming as a result of the coverage of the war in Iraq and rescheduling or delay of scheduled advertising campaigns by some of our advertisers that sought to avoid being associated with war coverage.

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs, for the three and six months ended June 30, 2003 increased 8.2% to $25.3 million and 15.4% to $50.0 million, respectively, compared to direct operating expenses of $23.3 million and $43.3 million for the same periods last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.8 million and $5.9 million of direct operating expenses for the three and six months ended June 30, 2003, respectively.

     Selling, general and administrative expenses, consisting primarily of selling costs, sales commissions, general and administrative costs and other employee benefit costs, advertising and promotional expenses, for the three and six months ended June 30, 2003 increased 12.6% to $23.2 million and 22.3% to $44.6 million, respectively, compared to selling, general and administrative expenses of $20.6 million and $36.5 million for the same periods last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.9 million and $5.7 million of selling, general and administrative expenses for the three and six months ended June 30, 2003, respectively. The increase was also due to approximately $232,000 and $757,000 in increased rating service expenses and $241,000 and $542,000 in increased pension costs for the three and six months ended June 30, 2003, respectively.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights of $5.4 million for the three months ended June 30, 2003 remained relatively flat compared to the three months ended June 30, 2002. Amortization of program rights increased 5.6% to $10.7 million for the six months ended June 30, 2003 compared to $10.1 million for the same period in the prior year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.6 million of program rights amortization for the six months ended June 30, 2003, offset in part by a decrease of approximately $1.0 million in amortization expense as a result of renegotiations with a major program supplier.

     Corporate expenses, representing costs associated with the centralized management of our stations, for the three and six months ended June 30, 2003 increased 82.6% to $4.2 million and 83.4% to $8.1 million, respectively, compared to corporate expenses of $2.3 million and $4.4 million for the same periods last year. This is primarily due to increases of approximately $535,000 and $1.4 million in professional fees, $241,000 and $477,000 in directors and officers insurance expenses, and $243,000 and $389,000 in pension expense, for the three and six months ended June 30, 2003, respectively. This increase was offset by a decrease of approximately $367,000 in Hicks Muse monitoring fees and $291,000 in management income from Sunrise for the six months ended June 30, 2003.

     Depreciation and amortization of intangible assets for the three and six months ended June 30, 2003 increased 15.5% to $8.1 million and 27.6% to $16.2 million, respectively, compared to depreciation and amortization of intangible assets of $7.0 million and $12.7 million for the same periods last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $600,000 and $2.2 million in depreciation and amortization expense for the three and six months ended June 30, 2003, respectively. The remaining increase is the result of increased capital additions related to the digital conversion and clustering.

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. We recorded an additional $102,000 of restructuring charges for the three months ended June 30, 2003. We have paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the six-month period ended June 30, 2003 and expect to pay the balance of approximately $430,000 during the second half of 2003.

Other (Income) Expense

     Interest expense for LIN TV Corp. decreased 32.8% to $15.2 million and 25.6% to $35.8 million for the three and six months ended June 30, 2003, respectively, compared to $22.7 million and $48.1 million for the same periods last year. The decrease is due to interest expense savings of approximately $1.1 million resulting from the early repayment of LIN Television’s 8 3/8% Senior Subordinated Notes due in 2008 in the aggregate principal amount of $300.0 million and a decrease of approximately $9.9 million and $13.2 million for the three and six months ended June 30, 2003, respectively, resulting from the early repayment of the remaining outstanding debt of LIN Holdings, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. This decrease was offset by an increase in interest expense of $2.8 million in each of the three and six months ended June 30, 2003 resulting from the issuance in May 2003 of the 6 1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033.

     Interest expense for LIN Television increased 23.0% to $15.2 million and 3.3% to $28.7 million for the three and six months ended June 30, 2003, respectively, compared to $12.4 and $27.7 million for the same periods last year. The increase is primarily due to approximately $1.8 million resulting from the 6 1/2% Senior Subordinated Notes due in 2013, $434,000 in interest and $527,000 in amortization of discount from the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, borrowed in May 2003, for the three and six months ended June 30, 2003, respectively.

     Investment income decreased 19.4% to $370,000 and 50.7% to $750,000 for the three and six months ended June 30, 2003, respectively, compared to $459,000 and $1.5 million for the same periods last year as a result of the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 7, 2002.

     Share of loss in equity investments decreased 36.0% to $1.7 million and 65.4% to $1.4 million for the three and six months ended June 30, 2003, respectively, compared to $2.6 million and $4.1 million for the same periods last year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     The gain on derivative instruments, derived from the mark-to-market of such instruments, increased to a gain of $4.8 million for the three and six months ended June 30, 2003, respectively, compared to $1.0 million and $2.2 million, respectively, for the same periods last year.

     We recorded a loss on disposition of property and equipment of $1.0 million for the six months ended June 30, 2003, principally as a result of the obsolescence of equipment due to the digital conversion.

     We recorded a loss of $23.6 million and $53.1 million for the three and six months ended June 30, 2003, respectively, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of the LIN Holdings 10% Senior Discount Notes and the LIN Television 8 3/8% Senior Subordinated Notes.

Provision for Income Taxes

     LIN TV Corp.’s provision for income taxes for the three-month period ended June 30, 2003 decreased to approximately $2.6 million compared to $5.1 million for the same period last year. The provision for income taxes for the six-month period ended June 30, 2003 decreased to approximately $5.3 million compared to $23.3 million for the same period last year. As more fully discussed below, LIN TV Corp. records a valuation allowance on its deferred tax assets. The change for the three-month period ended June 30, 2003 over the same period last year is primarily due to a reduction in originating deferred tax assets requiring a valuation allowance. The change for the six-month period ended June 30, 2003 over the same period last year was primarily due to LIN TV Corp. recording a one-time charge of $19.9 million during the six-month period ended June 30, 2002 to establish a valuation allowance on all of its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, LIN TV Corp. recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by LIN TV Corp.. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete provision in order to more accurately calculate its provision for income taxes.

     LIN Television Corporation’s benefit for income taxes for the three and six-month periods ended June 30, 2003 is approximately $623,000 and $1.3 million, respectively, compared to a provision of approximately $4.2 million and $5.2 million for the same periods last year. These changes were primarily due to LIN Television recording a loss for the period related to the loss on early extinguishment of debt. LIN Television uses a discrete provision in order to more accurately calculate its provision for income taxes.

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations, borrowings under our senior credit facilities, as well as funds from our initial public offering in May 2002. At June 30, 2003, we had cash of $21.6 million and a $191.9 million committed revolving credit facility of which $50.0 million is outstanding at June 30, 2003, leaving $141.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million.

     Net cash provided by operating activities was $11.6 million and $9.9 million for the six months ended June 30, 2003 and 2002, respectively. The net increase was principally related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of the LIN Holdings 10% Senior Discount Notes due in 2008 and of LIN Television 8 3/8% Senior Subordinated Notes due in 2008 of approximately $50.6 million. This increase was offset by a decrease of $30.7 million in impairment of intangible assets, net of tax benefit, recognition of $17.1 million in deferred income taxes and $4.8 million in interest income on our investment in Southwest Sports Group preferred units. Net cash used by operating activities for LIN Television was $12.1 million, a difference of $526,000 from LIN TV Corp., as a result of cash interest payments. This difference is also a factor in net cash used in financing activities.

     Net cash provided by investing activities was $26.8 million and $45.2 million for the six months ended June 30, 2003 and 2002, respectively. The change was primarily due to redemptions of short-term investments of approximately $23.7 million, proceeds from sale of KRBC-TV and KACB-TV of approximately $10.0 million, and increased capital distributions from equity investments of approximately $2.6 million, compared with payments for business acquisitions of approximately $10.6 million, capital contributions to equity investments of $1.1 million and LMA expenditures of $500,000 for the same period in the prior year.

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

     The large majority of our digital facilities are constructed and we are presently in compliance with Federal Communication Commission deadlines with respect to the remaining unbuilt facilities. We believe that all of the remaining unbuilt facilities could be constructed in 2003, though a few may remain unbuilt with Federal Communication Commission permission pending resolution of interference issues. Failure to comply with the Federal Communication Commission mandated timetables, would subject us to Federal Communication Commission sanctions. These sanctions consist initially of an admonition and six further months to construct required facilities, followed by a forfeiture or fine of an unspecified amount and six more months to construct required facilities, followed by termination of the digital authorization.

     Our capital expenditures were $4.1 million and $10.2 million for the three and six months ended June 30, 2003, respectively, compared to $13.2 million and $18.4 million for the same periods last year. The decrease is primarily due to the majority of our conversion to digital television occurring in 2002. We expect to incur an additional $4.5 million in capital expenditures in 2003 with respect to the completion of the digital television conversion. We expect that we will make aggregate capital expenditures of approximately $35.0 million during the year ended December 31, 2003.

     Net cash used in financing activities was $160.6 million for the six months ended June 30, 2003 compared to net cash provided by financing activities of $74.5 million for the same period last year. The change was primarily due to the payment of approximately $711.9 million for the six months ended June 30, 2003 to retire LIN Holdings 10% Senior Discount Notes due 2008, LIN Holdings 10% Senior

Discount Add On Notes due 2008 and LIN Television 8 3/8% Senior Subordinated Notes due in 2008, including related expenses, compared to $304.9 million for the same period last year. This was partially offset by a net increase of $560.0 million in proceeds from our long-term and revolver debt for the six months ended June 30, 2003, compared to proceeds of $399.9 million from our initial public offering for the same period last year.

     We used the proceeds from the LIN Television $200.0 million 6 1/2% Senior Subordinated Notes due in 2013 and $125.0 million 2.50% Exchangeable Senior Subordinated Notes due in 2033 to retire $300.0 million aggregate principal amount on LIN Television’s 8 3/8% Senior Subordinated Notes due in 2008.

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

     The following table sets forth our estimated material contractual cash obligations, as well as planned capital expenditures and debt repayments, as of June 30, 2003 (in thousands):

	July through
	December 2003	2004-2006	2007-2008	Thereafter	Total

Principal payments and mandatory redemption on LIN TV debt(1)	23,500	40,000	485,500	200,000	749,000

Cash interest on debt(2)	20,169	118,981	51,077	133,047	323,274

Capital expenditures(3)	190	45	—	—	235

Program payments(4)	11,733	42,466	5,831	1,785	61,815

Operating leases(5)	675	2,791	770	3,145	7,381

Purchasing agreements(6)	769	—	—	—	769

Local marketing agreement payments(7)	1,065	3,992	33	—	5,090

Total	$58,101	$208,275	$543,211	$337,977	$1,147,564

1)	We are obligated to repay our Senior Credit Facility in December 2007, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our Senior Credit Facility through 2007, on our 8% Senior Notes through 2008, on our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033.

3)	Our annual capital expenditures may fluctuate as a result of a number of factors, including factors such as Federal Communication Commission regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2003.

4)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $21.3 million of program obligations as of June 30, 2003 and have unrecorded commitments of $40.5 million for programming that is not available to air as of June 30, 2003.

5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

6)	We have committed $769,000 in purchase orders for office and computer supplies that are unrecorded as of June 30, 2003.

7)	We have entered into options and put agreements that would enable or require us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. Given changes in Federal Communications Commission ownership rules, we, at the option of the parties involved in the LMA contracts, could be required to purchase the LMA stations. The potential commitment for fulfilling the put options was approximately $4.3 million, subject to adjustments for monthly rental payments and outstanding loans, at June 30, 2003. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $5.1 million as of June 30, 2003

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	June 30, 2003	December 31, 2002

Senior Credit Facilities:
Term Loan	$175,000	$—
Revolver	50,000	—
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2.50% Exchangeable Senior Subordinated
Debentures due 2033 (net of discount of $20,533 at June 30, 2003)	104,467	—
$210,000, 8% Senior Notes due 2008 (net of discount of $5,409 and $5,996 at June 30, 2003 and
December 31, 2002, respectively)	204,591	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008
(net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008
(net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	734,058	864,520
Less current portion	7,000	106,154

Total long-term debt	$727,058	$758,366

Senior Credit Facility

     On February 7, 2003, we obtained a new $175.0 million term loan, as part of an amendment to our existing credit facility. In connection with this amendment we recorded approximately $1.0 million of deferred financing costs. In March 2003, we used the proceeds from the new loan, a drawdown of $75.0 million from our existing revolving credit facility and cash on hand to retire the debt of our LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. We incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

     The repayment of the term loan begins September 30, 2003 with 1% repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether we have met ratios specified in the senior credit agreement. We are required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon our leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

     The revolving credit facility may be used for general corporate purposes including, without limitation, permitted acquisitions and redemptions of our publicly traded securities not to exceed $50.0 million in the aggregate of our common stock and/or our subsidiaries’ publicly-traded indebtedness and we may from time to time request the lenders to increase the aggregate amount of the commitments under the revolving credit facility up to a total of $235.0 million.

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

Covenants

     The senior credit facilities contain covenants that, among other things, restrict the ability of our certain of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the senior credit facilities, we are required to comply with specified financial ratios, including minimum interest coverage ratios, maximum leverage ratios and minimum fixed charge coverage ratios.

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

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due in 2013 in a private placement. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of our existing and future senior indebtedness, including our senior credit facilities and 8% Senior Notes due in 2008, and will rank equally in right of payment with all of our senior subordinated indebtedness, including our 2.50% Exchangeable Senior Subordinated Debentures due in 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.7 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price ( as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

We may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date

     The 6 1/2% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 1/2% Senior Subordinated Notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

2.50 % Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50 % Exchangeable Senior Subordinated Debentures due in 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due in 2008 and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due in 2013. The debentures are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp., and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.1 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. We may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp.’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

     Contingent Interest. LIN Television will pay contingent interest to holders of the debentures during any six-month period from and including an interest payment date to but excluding the next interest payment date, commencing with the six-month period beginning May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The contingent interest payable per $1,000 principal amount of debentures is 0.25% per annum. Any contingent interest will be payable on the interest payment date at the end of the relevant six-month period.

     Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

     On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

     The “base exchange rate” is 26.8240, subject to adjustments, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative instruments that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these instruments on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative instruments are recorded at fair market value in other liabilities. The Company has recorded a gain in connection with the mark-to-market of these derivative instruments of $4.8 million for the three and six months ended June 30, 2003, respectively.

     On May 13, 2003, we used the proceeds from the 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures, and borrowings under the our senior credit facilities to redeem all of our $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. We incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes in the three months ended June 30, 2003.

8% Senior Notes

     We have outstanding $210.0 million in aggregate principal amount of 8% Senior Notes due January 15, 2008. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. We may redeem some or all of these notes at any time on or after January 15, 2005. We may also redeem up to 35% of these notes using the proceeds of certain equity offerings completed before January 15, 2004.

     These senior notes are general unsecured obligations and rank equally in right of payment with all our existing and future senior indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. Each of our direct and indirect, existing and future, domestic restricted subsidiaries guarantee the senior notes on a senior basis. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control the holders of these notes may require us to purchase all or a portion of their notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture governing the senior notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

GECC Note

     GECC provided debt financing in connection with the formation of our joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to us and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation, but is recourse to the joint venture, our equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our senior credit facilities and other outstanding indebtedness; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

     The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities created after January 31, 2003. In accordance with FIN 46, and as a result of an interest in Banks Broadcasting, Inc. held by an affiliate of Hick Muse, we will consolidate Banks Broadcasting, Inc.’s results of operations in the third quarter of 2003.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. The adoption of the new standard does not have a significant impact on our results of operations or financial position.

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

     Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets.

We are dependent to a significant degree on automotive advertising.

     Approximately 24% of our total revenues for the six months ended June 30, 2003 and 22%, 21% and 22% for the years ended December 31, 2002, 2001 and 2000, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

     As of June 30, 2003, we had approximately $734.1 million of consolidated indebtedness and approximately $809.3 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

Each of LIN TV Corp. and LIN Television have a history of net losses and a substantial accumulated deficit.

     LIN TV Corp. has had net losses of $11.2 million and $52.1 million, for the three and six months ended June 30, 2003, respectively, and $47.2 million, $61.7 million and $34.2 million for years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of June 30, 2003, LIN TV Corp. had an accumulated deficit of $256.5 million. LIN TV Corp. may not be able to achieve or maintain profitability.

     LIN Television has had net losses of $7.4 million and $8.3 million for the three and six months ended June 30, 2003, respectively, and $751,000, $39.7 million and $17.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of June 30, 2003, LIN Television had an accumulated deficit of $100.6 million. LIN Television may not be able to achieve or maintain profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock and the market, if any, for our debt.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock.

     Approximately $1.7 billion, or 80%, of our total assets as of June 30, 2003, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional goodwill impairment test of our goodwill and broadcast licenses for impairment. In addition, LIN TV Corp. established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We have used an external appraisal firm to perform an impairment analysis of our broadcast licenses and goodwill as of December 31, 2002 and based in part on this analysis, concluded that there was no impairment as of December 31, 2002.

Our strategy includes seeking growth through acquisitions of television stations, which could pose various risks and increase our leverage.

     We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Future acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.

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

Broadcast interests of our affiliates, including Hicks, Muse, Tate & Furst Incorporated, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

     The number of television stations we may acquire in any market is limited by Federal Communications Commission rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under Federal Communications Commission rules. The Federal Communications Commission generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks, Muse, Tate & Furst Incorporated currently own 23,579,790 shares of LIN TV class B common stock, which represents 47.2% of LIN TV’s capital stock at June 30, 2003. Pursuant to Federal Communications Commission rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks, Muse, Tate & Furst only own shares of LIN TV class B common stock, we believe that none of our stations will be attributed to Hicks, Muse, Tate & Furst and that no stations attributed to Hicks, Muse, Tate & Furst will be attributed to us. However, if affiliates of Hicks, Muse, Tate & Furst elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV, under current Federal Communications Commission rules and regulations, the stations that are attributable to Hicks, Muse, Tate & Furst would be attributed to us. In addition, the Federal Communications Commission has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks, Muse, Tate & Furst and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV into a majority of its voting power, thereby reducing the voting power of other LIN TV shareholders.

     Hicks, Muse, Tate & Furst and its affiliates will have the ability to convert shares of LIN TV’s nonvoting class B common stock into class A common stock, subject to the approval of the Federal Communications Commission. If this occurs, affiliates of Hicks, Muse, Tate & Furst would own approximately 47.2% of our voting equity interests in LIN TV and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks, Muse, Tate & Furst and its affiliates may differ from the interests of LIN TV’s other stockholders and Hicks, Muse, Tate & Furst and its affiliates could take actions or make decisions that are not in your best interests.

     For example, Hicks, Muse, Tate & Furst is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets, such as its existing investment in businesses like Clear Channel Communications, Inc., that may directly or indirectly compete with LIN TV for advertising revenues. Hicks, Muse, Tate & Furst and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to LIN TV’s business and therefore such acquisition opportunities may not be available to LIN TV.

     In addition, affiliates of Hicks, Muse, Tate & Furst as the holders of LIN TV’s class B common stock, have the right to approve, among other things, the issuance or repurchase of any of LIN TV’s securities, the sale or acquisition of any asset or the incurrence of any indebtedness with a value of 10% or more of the fair market value of our common equity securities of LIN TV’s , the merger or consolidation of LIN TV with another company or any transaction that is not in the ordinary course of business. Hicks, Muse, Tate & Furst also has an assignable right, under certain conditions, to acquire the outstanding shares of LIN TV’s class C common stock.

     Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of LIN TV’s directors, together own all of LIN TV’s class C common stock and therefore possess 70% of LIN TV’s combined voting power. Accordingly, Messrs. Carson and Fojtasek will have the power to elect the entire board of directors of LIN TV and through this control, to approve or disapprove any corporate transaction or other matter submitted to the LIN TV stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks, Muse, Tate & Furst. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks, Muse, Tate & Furst or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks, Muse, Tate & Furst. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks, Muse, Tate & Furst and its affiliates. Affiliates of Hicks, Muse, Tate & Furst have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

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

     Affiliates of Hicks Muse effectively determine whether a change of control will occur because of their rights through their ownership of all of the shares of our class B common stock or through their voting power, if they convert their shares of class B common stock into class A common stock or class C common stock. Moreover, provision of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Messrs. Carson and Fojtasek, make it more difficult for a third party to acquire control of us, even if a change of control would benefit the holders of class A common stock. These provisions and controlling ownership by affiliates of Hicks Muse could also adversely affect the public trading price of our class A common stock.

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

     In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which ould generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks, Muse, Tate & Furst elect to convert the shares of LIN TV class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in Hicks, Muse, Tate & Furst and its affiliates acquiring more than 50% of LIN TV’s voting power and, thus, result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We are currently in negotiations with FOX regarding affiliation agreements with their networks.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

     General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect; our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against LIN TV to collect any deficiency, including by foreclosing on our stock and other LIN TV subsidiaries, which could trigger the change of control provisions under our existing indebtedness.

     Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks, Muse, Tate & Furst’s acquisition of us. The note is not our obligation nor the obligation of any of LIN TV’s subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to LIN TV pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15.0 million for the purpose of making interest payments on the note when due. Both NBC and LIN TV have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor LIN TV make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

     During each of the three month periods ended March 31, 2003 and June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action. The military action has disrupted our television stations’ regularly scheduled programming and some of our clients have rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States of America engages in other foreign hostilities or there is a terrorist attack against the United States of America, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of the current, or any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could continue to negatively affect, our results of operations.

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

     Our industry is subject to significant syndicated and other programming costs. We may be exposed in the future to increased programming costs which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Recently-enacted campaign finance legislation and pending election law reform proposals may substantially limit political advertising, upon which we heavily rely.

     Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation became effective in November 2002 On May 2, 2003 a substantial part of the legislation was found by a special three judge federal district court to be unconstitutional. The legislation and the courts ruling remain subject to further review in the United States Supreme Court. It is not certain at this time precisely what will be the impact on our business of the portion of the act left standing by the lower court, but it could decrease the amount of advertising spent on television in connection with political campaigns. Moreover, if the Supreme Court reversed the lower court and upheld the currently invalidated provisions of the legislation, the adverse impact on political advertising purchases would likely increase.

Changes in Federal Communications Commission ownership rules through Commission action, judicial review or federal legislation may limit our ability to continue operating stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently operate under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

     Federal Communications Commission ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. These restrictions include a rule prohibiting one company from owning broadcast television stations with service areas encompassing more than an aggregate 35% share of national television households. The restrictions also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in medium and smaller markets and two stations in larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

     In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the Federal Communications Commission’s decisions with respect to three of its ownership rules, including the 35% national television ownership cap, the television duopoly rule and a prohibition on ownership of television broadcast stations and cable systems in the same market to be arbitrary and capricious. The court vacated the cable-television cross-ownership rule and remanded the national cap and television duopoly rule to the Commission for further action. On June 2, 2003, the Commission voted substantially to amend many of its ownership rules. The Commission raised the national television ownership limit from 35% to 45%. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations can be among the top four in audience share in the market. In addition, the newspaper-television cross-ownership prohibition was restricted to smaller markets (those with fewer than four television stations). A new local cross-ownership regulation was adopted which precludes ownership of certain combinations of television and radio stations and newspapers in markets with fewer than nine television stations.

     With respect to the television duopoly rule, the Commission declared that it would grant waivers of the top-four restriction under certain circumstances. It also held that two-station combinations which were not in conformance with the amended rule, e.g., both stations were among the top four stations in the local markets in audience share, would not have to be divested. However, the Commission also determined that a non-conforming combination could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. The Commission also determined that it would continue to grandfather local marketing agreements entered into prior to November 5, 1996, such as our local marketing agreements in Austin, Texas, and Providence, Rhode Island, until the conclusion of a further ownership review rulemaking to be initiated in 2004, which would address the question of whether and under what circumstances the agreements would be permitted to continue.

     The amended rules are to become effective in the next few weeks. The rules are likely to be subject to requests for reconsideration and judicial review and additional requests that their effectiveness be stayed or suspended pending resolution of the requests for reconsideration and court appeals. Requests for stay are rarely granted. In addition, several bills are pending in the United States Senate and House of Representatives which would restore one or more of the earlier rules and/or suspend implementation of one or more of the amended rules.

     We are unable to predict the outcome of these regulatory, judicial or legislative proceedings. Should the new rules become effective, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

     Should the new television duopoly rule become effective, we may be able to acquire the ownership of one or both of the stations in Austin, Texas, and Providence, Rhode Island, which we currently operate under local marketing agreements and which are subject to purchase option agreements entered into by our subsidiaries. Any such acquisition would be subject to the amended duopoly rule’s restriction on ownership of more than one top-four station in a market. Should we have to seek a waiver of the new rule in either case because the second station is among the top four in audience share, there is no assurance that we will be successful in obtaining it. Should a waiver be required and obtained, or should we succeed in elevating to top-four audience status the second station in any of the other markets in which we currently have two stations, we will be unable to transfer that two-station combination, either through an asset transfer or a transfer of control of us (or the applicable licensee subsidiary), without grant of another waiver or sale to an eligible small business entity. Moreover, should we be unable to obtain a waiver, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond the conclusion of the 2004 rulemaking. In 2002, we had net revenues of $18.9 million, or 5.4%, or our total net revenues, attributable to those local marketing agreements.

Changes in technology may impact our long-term success and ability to compete.

     The Federal Communications Commission has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $4.5 million in 2003, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The Federal Communications Commission has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $225.0 million outstanding as of June 30, 2003 under our senior credit facilities.

     Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of June 30, 2003 would result in an estimated $2.3 million increase in annualized interest expense assuming a constant balance outstanding of $225.0 million.

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

     Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative instruments that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these instruments on issuance of the debentures was $21.0 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative instruments are recorded at fair market value in other liabilities. We have recorded a gain in connection with the mark-to-market of these derivative instruments of $4.7 million for the three and six months ended June 30, 2003, respectively.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with participation of our chief executive officer, and persons performing the functions of a chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and persons performing the functions of a chief financial officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and persons performing the functions of a chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

     We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

     On May 12, 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50 % Exchangeable Senior Subordinated Debentures due 2033 in a private placement, under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to Deutche Bank Securities, Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. LIN Television granted these initial purchasers the right to purchase up to an additional $25.0 million aggregate principal amount of debentures and, on May 16, 2003, the initial purchasers purchased the additional $25.0 million of debentures. Financing costs of $4.1 million were incurred in connection with the issuance. The initial purchasers resold the debentures to “qualified institutional buyers” as defined in Rule 144A under the Securities Act in transactions exempt from registration in accordance with Rule 144A.

     A holder of the debentures may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange prince (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

     The exchange rate of the debentures prior to May 15, 2008, is calculated as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

     On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

     The “base exchange rate” is 26.8240, subject to adjustments, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures

Item 4. Submission of Matters to a Vote of Security Holders.

LIN TV Corp. held its 2003 Annual Meeting of Stockholders on May 21, 2003. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1— The election of three members to the Board of Directors to serve as Class III Directors, each for a term of three years.

Nominees:	For:	Withheld:	Broker Non-Votes:

Royal W. Carson, III	139,745,158	484,994	0
Gary R. Chapman	139,960,025	270,127	0
Wilma H. Jordan	139,759,424	470,728	0

Proposal 2— The ratification of the selection of PricewaterhouseCoopers LLP as LIN TV’s independent accountants for the fiscal year ending December 31, 2003.

For:	Against:	Abstain:	Broker Non-Votes:

140,167,383	61,714	1,055	0

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.1 Restated Certificate of Incorporation of LIN Television Corporation.

3.2 Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Registration Statement of Form S-1 of LIN TV Corp. (Registration No. 333-83068) and incorporated by reference herein).

4.1 Supplemental Indenture, dated as of May 12, 2003, among the Guaranteeing Subsidiaries (as defined therein), LIN Television Corporation and The Bank of New York, relating to the 8% Senior Notes due 2008.

4.2 Indenture, dated as of May 12, 2003, among LIN Television Corporation, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, for the 61/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed with the SEC on May 14, 2003. (File No. 000-25206) and incorporated by reference herein).

4.3 Exchange and Registration Rights Agreement, dated as of May 12, 2003, among LIN Television Corporation, LIN TV Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc., for itself and on behalf of the several Initial Purchasers named on Schedule I thereto, relating to the 61/2% Senior Subordinated Notes due 2013.

4.4 Indenture, dated as of May 12, 2003, among LIN Television Corporation, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.2 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed with the SEC on May 14, 2003 (File No. 000-25206) and incorporated by reference herein).

4.5 Registration Rights Agreement among LIN Television Corporation, the Guarantors named therein, and Deutche Bank Securities, Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. dated May 12, 2003.

4.6 Guarantee, dated as of May 7, 2003, made by LIN TV Corp. in favor of JPMorgan Chase Bank, as Administrative Agent, relating to the Amended and Restated Credit Agreement dated as of February 7, 2003.

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Executive Officer of LIN TV Corp.

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President and Controller of LIN TV Corp.

31.3 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Corporate Development and and Treasurer of LIN TV Corp.

31.4 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Finance of LIN TV Corp.

31.5 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Executive Officer of LIN Television Corporation.

31.6 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President and Controller of LIN Television Corporation.

31.7 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Corporate Development and and Treasurer of LIN Television Corporation.

31.8 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Finance of LIN Television Corporation.

32.0 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated August 5, 2003.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated August 5, 2003.

99.1 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Gary R. Chapman.

99.2 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Paul Karpowicz.

99.3 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Peter Maloney.

99.4 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Gregory Schmidt.

99.5 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Deborah R. Jacobson.

Reports on Form 8-K

On April 30, 2003, LIN TV Corp. and LIN Television Corporation furnished a Current Report on Form 8-K dated April 29, 2003 in connection with the announcement of the Company’s financial results for the quarter ended March 31, 2003.

On May 5, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated May 5, 2003 in connection with the announcement that LIN Television planned to issue, pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, $200.0 million Senior Subordinated Notes due 2013 and up to $125.0 million Exchangeable Senior Subordinated Debentures due 2033.

On May 6, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated May 5, 2003 in connection with the announcement that LIN Television has entered into an agreement to sell $200.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013 and up to $125.0 million aggregate principal amount of its 2.50% Exchangeable Senior Subordinated Debentures due 2033.

On May 14, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated May 12, 2003 in connection with the announcement that LIN Television has completed its sale of $200.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013 and $100.0 million aggregate principal amount of its 2.50% Exchangeable Senior Subordinated Debentures due 2033 in previously announced private placements and that LIN Television also initiated a call for redemption of all of its $300.0 million outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008.

On May 16, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated May 16, 2003 in connection with the announcement that LIN Television has completed its sale of an additional $25.0 million aggregate principal amount of its 2.50% Exchangeable Senior Subordinated Debentures due 2033 in previously announced private placement

On June 5, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated June 4, 2003 in connection with the announcement of its press release providing financial guidance information for its quarter ending June 30, 2003.

On June 12, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated June 11, 2003 in connection with the announcement that several of its senior executives have established separate structured diversification plans to sell a limited portion of their LIN TV stock holdings pursuant to Rule 10b5-1.

On June 17, 2003, LIN TV Corp. and LIN Television Corporation filed a Current Report on Form 8-K dated June 13, 2003 in connection with the announcement that it has completed the previously announced sale of certain broadcast licenses and operating assets to Mission Broadcasting, Inc..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION

Dated: August 5, 2003	By: /s/ William A. Cunningham

William A. Cunningham Vice President and Controller (Principal Accounting Officer)

Item 1. Financial Statements

LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,625	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $2,231; 2002 - $2,709)	66,595	71,336
Program rights	9,392	14,515
Assets held for sale	—	10,606
Other current assets	3,385	1,631

Total current assets	100,997	265,622
Property and equipment, net	201,303	208,072
Deferred financing costs	15,217	18,316
Equity investments	82,511	84,368
Program rights	8,865	8,953
Goodwill	586,552	586,592
Broadcast licenses	1,106,553	1,106,553
Other intangible assets, net	929	1,480
Other assets	15,338	13,074

Total Assets	$2,118,265	$2,293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$—
Accounts payable	7,617	11,665
Accrued income taxes	12,057	14,022
Accrued interest expense	10,468	16,236
Accrued sales volume discount	2,537	5,415
Other accrued expenses	16,107	22,303
Liabilities held for sale	—	139
Program obligations	12,533	15,683

Total current liabilities	68,319	85,463
Long-term debt, excluding current portion	727,058	503,640
Deferred income taxes, net	491,138	494,440
Program obligations	8,756	8,381
Other liabilities	30,694	12,131
Holdings tax sharing obligations	8,364	8,364

Total liabilities	1,334,329	1,112,419

Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	884,583	1,272,913
Accumulated deficit	(100,648)	(92,302)

Total stockholders’ equity	783,935	1,180,611

Total liabilities and stockholders’ equity	$2,118,264	$2,293,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691
Operating costs and expenses:
Direct operating	25,260	23,347	49,990	43,304
Selling, general and administrative	23,187	20,590	44,600	36,454
Amortization of program rights	5,431	5,452	10,705	10,134

Station operating income	37,200	39,779	61,037	61,799
Corporate	4,182	2,290	8,102	4,418
Restructuring charge	102	—	102	—
Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Operating income	24,829	30,485	36,592	44,655

Other (income) expense:
Interest expense	15,233	12,383	28,664	27,741
Investment income	(370)	(459)	(750)	(1,522)
Share of income in equity investments	(1,689)	(2,639)	(1,404)	(4,054)
Loss on disposition of property and equipment	968	(77)	948	(122)
Gain on derivative instruments	(4,760)	(1,038)	(4,760)	(2,182)
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—	(3,819)
Fee on termination of Hicks Muse agreements	—	16,000	—	16,000
Loss on impairment of investment	250	2,750	250	2,750
Loss on early extinguishment of debt	23,580	2,457	23,580	2,457
Other, net	(436)	27	(365)	(3)

Total other expense, net	32,776	25,585	46,163	37,246

(Loss) Income from continuing operations before (benefit from) provision for taxes and cumulative effect of change in accounting principle	(7,947)	4,900	(9,571)	7,409
(Benefit from) provision for income taxes	(623)	3,387	(1,341)	4,406

Discontinued operations:
(Loss) income from continuing operations before cumulative	(7,324)	1,513	(8,230)	3,003
Income from discontinued operations, net of tax provision of $122	—	(227)	—	(227)
Loss from sale of discontinued operations, net of tax provision of $0	116	—	116	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net (loss) income	(7,440)	1,740	(8,346)	(27,459)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Net cash provided by operating activities	$12,126	$9,926

INVESTING ACTIVITIES:
Capital expenditures	(10,187)	(18,392)
Proceeds from disposals of property and equipment	31	—
Proceeds from sale of broadcast licenses and related operating assets	10,000	2,500
Investment in Banks Broadcasting, Inc.	—	(1,100)
Cash and cash equivalents acquired through merger with Sunrise Television and contributed by LIN TV Corp.	—	6,864
Capital distributions from equity investments	3,260	611
Payments for business combinations	—	(10,608)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819
Other investments and deposits	—	4,500
Proceeds from liquidation of short-term investments	23,691	—

Net cash provided by investing activities	26,795	45,194

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options	1,223	430
Redemption of Sunrise Television preferred stock	—	(10,829)
Capital contribution from LIN TV Corp. of net proceeds from initial public offering	—	399,853
Proceeds from long-term debt	500,000	—
Financing costs associated with proceeds from long-term debt	(9,798)	—
Net proceeds (payments) from revolver debt	50,000	(10,000)
Principal payments on long-term debt	(300,000)	(304,925)
Cash expenses associated with early extinguishment of debt	(12,564)	—
Distribution to parent company	(390,018)	—

Net cash (used in) provided by financing activities	(161,157)	74,529

Net (decrease) increase in cash and cash equivalents	(122,236)	129,649
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$21,624	$146,885

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

     All of LIN Television’s direct and indirect consolidated subsidiaries fully and unconditionally guarantee LIN Television’s Senior Credit Facilities, Senior Notes, Senior Subordinated Notes, and Exchangeable Senior Subordinated Debentures on a joint and several basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(7,440)	$1,740	$(8,346)	$(27,459)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	710	523	1,446	729

Pro forma net (loss) income	$(8,150)	$1,217	$(9,792)	$(28,188)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three and six months ended June 30, 2003 and 2002, respectively: The weighted average fair value of grants made under the Company’s stock option plans during the three months ended June 30, 2003 and 2002 are $5.96, and $6.80, respectively, and $5.91 and $6.80 for the six months ended June 30, 2003 and 2002, respectively.

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Volatility factors	30%	35%	30%	35%
Risk-free interest rates	1.5 - 3.3%	3.4 - 5.1%	1.5 - 3.3%	3.4 - 5.1%
Weighted average expected life	2 - 6 years	2 - 6 years	2 - 6 years	2 - 6 years
Dividend yields	0%	0%	0%	0%

     The weighted average fair value of grants made under the Company’s stock option plans during the three months ended June 30, 2003 and 2002 are $5.96, and $6.80, respectively, and $5.91 and $6.80 for the six months ended June 30, 2003 and 2002, respectively.

Note 2 – Available for Sale Securities:

     During the quarter ended March 31, 2003, the Company liquidated all of its available for sale securities for proceeds of $23.7 million. The amortized cost and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 was as follows (in thousands):

		Accrued
	Amortized	Investment	Fair
	Cost	Income	Value

Corporate debt securities	$7,627	$60	$7,687
Mortgage-backed securities	15,851	136	15,987

	23,478	$196	$23,674

Note 3 – Business Disposition:

     On December 13, 2002, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) in which the Company agreed to sell the assets of the television stations KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash. In December 2002, the Company received a deposit of $1.5 million from Mission, which the Company recorded in other current liabilities.

     Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV beginning January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 until such time as the transaction was either consummated or terminated. Accordingly, the Company recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the Company’s statement of operations.

     The operating results of these stations have been recorded as discontinued operations for the three and six months ended June 30, 2003 and 2002. On June 13, 2003, the Company completed the sale of the stations and received the remaining $8.5 million from Mission.

Note 4 – Equity Investments:

     The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	June 30, 2003	December 31, 2002

NBC joint venture	$57,323	$58,411
WAND (TV) Partnership	13,115	13,141
Banks Broadcasting, Inc.	12,073	12,816

	$82,511	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $3.3 million from the joint venture in the three and six months ended June 30, 2003, respectively. The Company received cash distributions of $611,000 in the three and six months ended June 30, 2002. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$43,576	$45,470	$76,497	$85,712
Operating income	26,028	28,248	42,692	51,924
Net income	9,675	13,368	10,662	20,848

	June 30,	December 31,
	2003	2002

Current assets	$15,591	$24,111
Non-current assets	239,141	236,140
Current liabilities	362	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $208,000 and $187,000 as of June 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$1,705	$1,751	$3,194	$3,564
Operating income (loss)	56	92	(70)	257
Net income (loss)	47	95	(79)	264

	June 30,	December 31,
	2003	2002

Current assets	$2,008	$2,137
Non-current assets	33,979	34,063
Current liabilities	568	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $213,000 and $82,000 as of June 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$1,302	$1,385	$2,585	$2,514
Operating loss	(436)	(356)	(971)	(854)
Net loss	(587)	(234)	(1,265)	(565)

	June 30,	December 31,
	2003	2002

Current assets	$1,939	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,275	1,302
Non-current liabilities	1,658	1,496
Redeemable preferred stock	3	3

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, the Company will consolidate Banks Broadcasting, Inc.’s results of operations in the third quarter of 2003 (See Note 11 – Recently Issued Accounting Pronouncements).

     Other Investments: The Company has recorded losses of approximately $250,000 and $2.8 million for the three months ended June 30, 2003 and 2002, respectively, in other expenses on an equity investment in an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management, are other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	June 30, 2003	2002

Amortized Intangible Assets:
LMA purchase options	$1,412	$1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(1,253)	(702)

	$929	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,106,553	$1,106,553
Goodwill	586,552	586,592

	1,693,105	1,693,145

Total intangible assets	1,694,034	1,694,625

     Amortization expense was approximately $276,000 and $551,000 for the three and six months ended June 30, 2003, respectively. There was approximately $167,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and six months ended June 30, 2002, respectively. There was approximately $228,000 and $456,000 of amortization expense recorded on the LMA purchase option for the three and six months ended June 30, 2003, respectively. The Company expects that its LMA purchase option will be fully amortized in 2007. The Company recorded approximately $48,000 and $95,000 of amortization expense on network affiliation agreements and income leases for the three and six months ended June 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     As required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of June 30, 2003 and December 31, 2002.

Note 6 — Debt:

Debt consisted of the following (in thousands):

		December 31,
	June 30, 2003	2002

Senior Credit Facilities:
Term Loan	$175,000	$—
Revolver	50,000	—

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $20,533 at June 30, 2003)	104,467	—

$210,000, 8% Senior Notes due 2008 (net of discount of $5,409 and $5,996 at June 30, 2003 and December 31, 2002, respectively)	204,591	204,004

$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636

Total debt	734,058	503,640
Less current portion	7,000	—

Total long-term debt	$727,058	$503,640

Senior Credit Facilities

     On February 7, 2003, the Company obtained a new $175.0 million term loan, as part of an amendment to its existing credit facility. In connection with this amendment, the Company recorded approximately $1.0 million in deferred financing costs. In March 2003, the Company used the proceeds from the new loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The Company incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

     The repayment of the term loan begins September 30, 2003 with 1% repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due 2013 in a private placement. The 6 1/2% Senior Subordinated Notes were issued with no discount. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its existing senior notes, and will rank equally in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.7 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

     We may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

     The 6 1/2% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 1/2% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

2.50% Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008 and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.1 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and will be payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

     Contingent Interest. LIN Television will pay contingent interest to holders of the debentures during any six-month period from and including an interest payment date to but excluding the next interest payment date, commencing with the six-month period beginning May 15, 2008, if the average trading price of the debentures for a five-trading day measurement period immediately preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The contingent interest payable per $1,000 principal amount of debentures is 0.25% per annum. Any contingent interest will be payable on the interest payment date at the end of the relevant six-month period.

     Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

     Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

Base Exchange Rate +	[	(Applicable Stock Price - Base Exchange Price) Applicable Stock Price	]	x Incremental Share factor

     On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

     The “base exchange rate” is 26.8240, subject to adjustments, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

     On June 15, 2003, the Company used the proceeds from the 6 1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the three months ended June 30, 2003.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative instruments that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these instruments on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative instruments are recorded at fair market value in other liabilities. The Company has recorded a gain in connection with the mark-to-market of these derivative instruments of $4.8 million for the three and six months ended June 30, 2003, respectively.

     Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Expense:
Cash interest expense	$13,286	$10,975	$25,301	$24,565
Amortization of discount and deferred financing fees	1,947	1,408	3,363	3,176

Total interest expense	15,233	12,383	28,664	27,741

Note 7 — Restructuring Charge:

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $102,000 of restructuring charges for the three months ended June 30, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the six-month period ended June 30, 2003 and expects to pay the balance of approximately $430,000 during the second half of 2003.

Note 8 — Related Party Transactions:

     Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $23,000 and $38,000 for the three and six months ended June 30, 2003, respectively, and $36,000 and $57,000 for the three and six months ended June 30, 2002, respectively.

     Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 for the period ended June 30, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million.

     Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested in. The Company incurred fees for internet services provided by this company of approximately $121,000 and $284,000 for the three and six months ended June 30, 2003, respectively, and $124,000 and $245,000 for the three and six months ended June 30, 2002, respectively.

Note 9 — Contingencies:

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

During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and other outstanding indebtedness; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

     The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 10 — Income Taxes:

     LIN Television Corporation’s benefit for income taxes for the three and six-month periods ended June 30, 2003 is approximately $622,000 and $1.3 million, respectively, compared to a provision of approximately $4.2 million and $5.2 million for the same periods last year. These changes were primarily due to the Company recording a book loss for the period. During the six-month period ended June 30, 2003, LIN Television recorded a non-cash charge of $2.5 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax asset related to its state net operating loss carryforwards. LIN Television uses a discrete provision for the three and six-month period ended June 30, 2003 in order to more accurately calculate its provision for income taxes.

Note 11 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, and as a result of an interest in Banks Broadcasting, Inc. held by an affiliate of Hicks Muse, the Company will consolidate Banks Broadcasting, Inc.’s results of operations in the third quarter of 2003.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. The adoption of the new standard does not have a significant impact on the Company’s results of operations or financial position.