Form 10-Q/A
period 2003-03-31
LIN TV CORP; LIN TELEVISION CORP
filed 2003-11-17
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

     This combined Form 10-Q/A is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A is being filed to revise disclosure and presentation of the Company’s condensed consolidated financial statements for the quarterly period ended March 31, 2003, (i) to remove the sub-total “Station operating income” from the Statements of Operations for all periods present and to remove all other references to this measure, as this sub-total represents a non-GAAP measure as defined by Item 10 of Regulation S-K, (ii) to provide additional disclosure of depreciation and amortization excluded from the caption Direct operating expenses on the Statements of Operations for all periods, and (iii) to provide additional disclosure related to the Company’s interests in potential Variable Interest Entities under the guidance of FASB Interpretation No. 46.

None of the above revisions impact previously reported revenue, operating and net income (loss), cash flows or financial position for any period presented.

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 CERT. CHIEF EXECUTIVE OFFICER
EX-31.2 CERT. OF V.P. AND CONTROLLER
EX-31.3 CERT. OF V.P. OF DEVELOPMENT & TREASURER
EX-31.4 CERT. OF VICE PRESIDENT OF FINANCE
EX-31.5 CERT. CHIEF EXECUTIVE OFFICER
EX-31.6 CERT. OF V.P. AND CONTROLLER
EX-31.7 CERT. OF V.P. OF DEVELOPMENT & TREASURER
EX-31.8 CERT. OF VICE PRESIDENT OF FINANCE
EX-32.1 SECTION 906 CERT., LIN TV CORP.
EX-32.2 SECTION 906 CERT., LIN TELEVISION CORP.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
See separate index for financial statements of LIN Television Corporation	42
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 6. Exhibits and Reports on Form 8-K	32
Signature Page	33
Certifications	34

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

LIN TV CORP.

Condensed Consolidated Statements of Operations

(unaudited)
(In thousands, except per share information)

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating (excluding depreciation of $7.9 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively)	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682
Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Total operating costs and expenses	63,491	48,353

Operating income	11,763	14,170

Other (income) expense:
Interest expense	20,521	25,397
Investment income	(380)	(1,063)
Share of (income) loss in equity investments	289	(1,415)
Gain on derivative instruments	—	(1,144)
Loss on early extinguishment of debt	29,525	—
Other, net	47	(75)

Total other expense, net	50,002	21,700

Loss before provision for income taxes and cumulative effect of change in accounting principle	(38,239)	(7,530)
Provision for income taxes	2,628	18,190

Loss before cumulative effect of change in accounting principle	(40,867)	(25,720)
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689

Net loss	$(40,867)	$(56,409)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.82)	$(1.00)
Cumulative effect of change in accounting principle	—	(1.19)
Net loss	(0.82)	(2.20)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,904	25,688

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

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $841,000 and $82,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,283	$1,129
Operating loss	(535)	(498)
Net loss	(678)	(331)

	March 31,	December 31,
	2003	2002

Current assets	$2,770	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,876	1,302
Non-current liabilities	1,603	1,496
Redeemable preferred stock	335	335

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.4 million as of March 31, 2003.

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

Note 11 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.4 million as of March 31, 2003.

     The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA Licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds option to Acquire for approximately $4.3 million. In addition these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses. The Company believes that the terms of its LMA and related purchase option arrangements identify the entities owning the related broadcast license, the LMA Licensee, as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company’s maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

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

Our Stations

          We own 24 stations, operate 2 stations pursuant to local marketing agreements and have equity investments in 5 stations. We have entered into local marketing agreements with respect to two of our owned stations pursuant to which third parties operate these stations. The following table lists the stations that we either operate or in which we have an equity investment:

Market	DMA	Station	Affiliation	Channel	Status (2)	% of DMA TV HH(1)
	Rank
	(1)

LIN Television Stations
Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%
		WIIH-CA	Univision	11	O&O
Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O	0.92%
		WCTX-TV	UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O	0.67%
		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	10	O&O	0.64%
		WVBT-TV	FOX	43	O&O
Buffalo, NY	44	WIVB-TV	CBS	4	O&O	0.60%
		WNLO-TV	UPN	23	O&O
Providence, RI-New Bedford, MA	48	WPRI-TV	CBS	12	O&O	0.59%
		WNAC-TV	FOX	64	LMA
Austin, TX	54	KXAN-TV	NBC	36	O&O	0.52%
		KXAM-TV	(Satellite)	14	O&O
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutura	Various	O&O
Dayton, OH	58	WDTN-TV	ABC	2	O&O	0.48%
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.44%
Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.41%
Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%
Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%
Abilene-Sweetwater, TX	163	KRCB-TV	NBC	9	LMA(3)	0.11%
Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%
San Angelo, TX	196	KACB-TV	NBC	3	LMA(3)	0.05%
San Juan, PR	—	WAPA-TV	IND	4	O&O
		WJPX-TV	IND	24	O&O
		WTIN-TV		14	O&O
		WNJX-TV	(Satellite)	22	O&O
		WJWN-TV	(Satellite)	38	O&O
		WKPV-TV	(Satellite)	20	O&O
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.35%
Operated by Banks Broadcasting, Inc.
Wichita, KS	66	KWCV-TV	WB	33	JV	0.42%
Boise, ID	124	KNIN-TV	UPN	9	JV	0.20%
Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV	2.06%
San Diego, CA	26	KNSD-TV	NBC	39	JV	0.94%

1.	Designated Market Area (“DMA”) rank and percentage of DMA TV households, or DMA TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2002-2003 Broadcast Season, September 21, 2002. The DMA rank lists the top 210 DMA with #1 representing the largest DMA market in terms of television households.

2.	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we operate under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

3.	KRBC-TV and KACB-TV are being programmed by Mission Broadcasting, Inc. under an LMA agreement with us.

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

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating (excluding depreciation of $7.9 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively)	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682
Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Total operating costs and expenses	63,491	48,353

Operating income	$11,763	$14,170

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

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs and excluding depreciation expense, for the three months ended March 31, 2003 increased 23.9% to $24.7 million, compared to direct operating expenses of $20.0 million for the same period last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $4.1 million of direct operating expenses.

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

Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, our application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into our financial statements at their fair value determined at the date that the Interpretation first applies, which for us is December 31, 2003, as it is not practicable for us to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. Our maximum exposure to loss is limited to our investment in Banks Broadcasting, Inc. of approximately $12.4 million as of March 31, 2003.

     We operate two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one of station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which we have LMA agreements, hold the broadcast licenses and we hold options to acquire their broadcast licenses for approximately $4.3 million. In addition these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses. We believe that the terms of our LMA and related purchase option arrangements identify the entities owning the related broadcast license, the LMA Licensee, as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige us to absorb the entities’ expected losses if they occur, beyond the premium paid for such options. We do not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. Based on this assessment, we do not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. Our maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Executive Officer of LIN TV Corp.

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President and Controller of LIN TV Corp.

31.3 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Corporate Development and the Treasurer of LIN TV Corp.

31.4 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Finance of LIN TV Corp.

31.5 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Executive Officer of LIN Television Corporation.

31.6 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President and Controller of LIN Television Corporation.

31.7 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Corporate Development and Treasurer of LIN Television Corporation.

31.8 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Finance of LIN Television Corporation.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated November 12, 2003.

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated November 12, 2003.

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

LIN TV CORP. LIN TELEVISION CORPORATION

Dated: November 12, 2003	By: /s/ William A. Cunningham William A. Cunningham Vice President and Controller (Principal Accounting Officer)

Item 1. Financial Statements

LIN Television Corporation

Condensed Consolidated Balance Sheets	43
Condensed Consolidated Statements of Operations	44
Condensed Consolidated Statements of Cash Flows	45
Notes to Condensed Consolidated Financial Statements	46

--42--

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

--43--

LIN TELEVISION CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$75,254	$62,523
Operating costs and expenses:
Direct operating (excluding depreciation of $7.9 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively)	24,730	19,957
Selling, general and administrative	21,413	15,864
Amortization of program rights	5,274	4,682
Corporate	3,920	2,128
Depreciation and amortization of intangible assets	8,154	5,722

Total operating costs and expenses	63,491	48,353

Operating income	11,763	14,170

Other (income) expense:
Interest expense	13,431	15,358
Investment income	(380)	(1,063)
Share of (income) loss in equity investments	289	(1,415)
Gain on derivative instruments	—	(1,144)
Other, net	47	(75)

Total other expense, net	13,387	11,661

Gain (loss) before provision for (benefit from) income taxes and cumulative effect of change in accounting principal	(1,624)	2,509
Provision for (benefit from) income taxes	(718)	1,019

Gain (loss) before cumulative effect of change in accounting principal	(906)	1,490
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689

Net loss	$(906)	$(29,199)

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

--46--

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

--47--

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

--48--

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

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $841,000 and $82,000 as of March 31, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

--49--

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$1,283	$1,129
Operating income	(535)	(498)
Net loss	(678)	(331)

	March 31,	December 31,
	2003	2002

Current assets	$2,770	$2,588
Non-current assets	27,320	27,499
Current liabilities	1,876	1,302
Non-current liabilities	1,603	1,496
Redeemable preferred stock	335	335

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.4 million as of March 31, 2003.

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

--50--

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

--51--

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

Note 9 — Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.4 million as of March 31, 2003.

The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds options to acquire their broadcast licenses for approximately $4.3 million. In addition these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

The Company believes that the terms of its LMA and related purchase option arrangements identify the entities owning the related broadcast license as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company’s maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase option.

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

--52--