Form 10-Q/A
period 2003-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2003-11-17
CIK 1166789, 931058

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

EXPLANATORY NOTE

     This Amendment on Form 10-Q/A is being filed to revise disclosure and presentation of the Company’s condensed consolidated financial statements for the quarterly period ended June 30, 2003 (i) to remove the sub-total “Station operating income” from the Statements of Operations for all periods presented and to remove all other references to such measure, as this sub-total represents a non-GAAP measure as defined by Item 10 of Regulation S-K, (ii) to provide additional disclosure of depreciation and amortization excluded from the caption “Direct operating expenses” on the Statements of Operations for all periods, and (iii) to provide additional disclosure related to the Company’s interests in potential Variable Interest Entities under the guidance of FASB Interpretation No. 46.

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
Ex-32.2 Section 906 Cert., LIN Television Corp.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
See separate index for financial statements of LIN Television Corporation	40
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 6. Exhibits and Reports on Form 8-K	37
Signature Page	39

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP. Condensed Consolidated Balance Sheets (In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,625	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $2,231; 2002 - $2,709)	66,595	71,336
Program rights	9,392	14,515
Assets held for sale	—	10,606
Other current assets	3,385	1,631

Total current assets	100,997	265,622
Property and equipment, net	201,303	208,072
Deferred financing costs	15,217	25,796
Equity investments	82,511	84,368
Program rights	8,865	8,953
Goodwill	598,252	599,263
Broadcast licenses	1,127,742	1,127,742
Other intangible assets, net	929	1,480
Other assets	15,338	13,074

Total Assets	$2,151,154	$2,334,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$106,154
Accounts payable	7,617	11,665
Accrued income taxes	5,139	7,104
Accrued interest expense	10,468	16,236
Accrued sales volume discount	2,537	5,415
Other accrued expenses	16,107	22,303
Liabilities held for sale	—	139
Program obligations	12,533	15,683

Total current liabilities	61,401	184,699
Long-term debt, excluding current portion	727,058	758,366
Deferred income taxes, net	513,929	510,588
Program obligations	8,756	8,381
Other liabilities	30,694	12,131

Total liabilities	1,341,838	1,474,165

Contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,478,631 shares at June 30, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	265	262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at June 30, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,065,343	1,064,122
Accumulated deficit	(256,527)	(204,415)

Total stockholders’ equity	809,316	860,205

Total liabilities and stockholders’ equity	$2,151,154	$2,334,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691
Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively and $15.7 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively)	25,260	23,347	49,990	43,304
Selling, general and administrative	23,187	20,590	44,600	36,454
Amortization of program rights	5,431	5,452	10,705	10,134
Corporate	4,182	2,290	8,102	4,418
Restructuring charge	102	—	102	—
Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Total operating costs and expenses	66,249	58,683	129,740	107,036

Operating income	24,829	30,485	36,592	44,655

Other (income) expense:
Interest expense	15,233	22,675	35,754	48,072
Investment income	(370)	(459)	(750)	(1,522)
Share of income in equity investments	(1,689)	(2,639)	(1,404)	(4,054)
Loss on disposition of property and equipment	968	(77)	948	(122)
Gain on derivative instruments	(4,760)	(1,038)	(4,760)	(2,182)
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—	(3,819)
Fee on termination of Hicks Muse agreements	—	16,000	—	16,000
Loss on impairment of investment	250	2,750	250	2,750
Loss on early extinguishment of debt	23,580	2,457	53,105	2,457
Other, net	(436)	27	(365)	(3)

Total other expense, net	32,776	35,877	82,778	57,577

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(7,947)	(5,392)	(46,186)	(12,922)
Provision for income taxes	2,646	4,258	5,274	22,448

Loss from continuing operations before cumulative effective of change in accounting principle	(10,593)	(9,650)	(51,460)	(35,370)
Discontinued operations:
Income from discontinued operations, net of tax provision of $122	—	(227)	—	(227)
Loss from sale of discontinued operations, net of tax provision of $0	652	—	652	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net loss	$(11,245)	$(9,423)	$(52,112)	$(65,832)

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$(0.23)	$(1.03)	$(1.05)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.91)
Net loss	(0.23)	(0.23)	(1.04)	(1.95)
Weighted — average number of common shares outstanding used in calculating basic and diluted loss per common share	49,942	41,680	49,923	33,684

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

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.1 million as of June 30, 2003.

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

Note 12 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.1 million as of June 30, 2003.

     The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA Licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds options to aquire their broadcast licenses for approximately $4.3 million. In addition these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691

Operating costs and expenses:

Direct operating (excluding depreciation of $7.8 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively, and $15.7 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively)	25,260	23,347	49,990	43,304

Selling, general and administrative	23,187	20,590	44,600	36,454

Amortization of program rights	5,431	5,452	10,705	10,134

Corporate	4,182	2,290	8,102	4,418

Restructuring charge	102	—	102	—

Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Total operating costs and expenses	66,249	58,683	129,740	107,036

Operating income	$24,829	$30,485	$36,592	$44,655

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

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs and excluding depreciation expense, for the three and six months ended June 30, 2003 increased 8.2% to $25.3 million and 15.4% to $50.0 million, respectively, compared to direct operating expenses of $23.3 million and $43.3 million for the same periods last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.8 million and $5.9 million of direct operating expenses for the three and six months ended June 30, 2003, respectively.

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

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, our application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into our financial statements at their fair value determined at the date that the Interpretation first applies, which for us is December 31, 2003, as it is not practicable for us to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. Our maximum exposure to loss is limited to our investment in Banks Broadcasting, Inc. of approximately $12.1 million as of June 30, 2003.

     We operate two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA Licensee. The two LMA Licensees, with which we have LMA agreements, hold the broadcast licenses and we hold hold options to acquire their broadcast licenses for approximately $4.3 million. In addition these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

     We believe that the terms of our LMA and related purchase option arrangements identify the entities owning the related broadcast license as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige us to absorb the entities’ expected losses if they occur, beyond the premium paid for such options. We do not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, do not identify us as the party that will absorb a majority of such expected losses. Based on this assessment, we do not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. Our maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.1 Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

3.2 Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Registration Statement of Form S-1 of LIN TV Corp. (Registration No. 333-83068) and incorporated by reference herein).

4.1 Supplemental Indenture, dated as of May 12, 2003, among the Guaranteeing Subsidiaries (as defined therein), LIN Television Corporation and The Bank of New York, relating to the 8% Senior Notes due 2008 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

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

4.3 Exchange and Registration Rights Agreement, dated as of May 12, 2003, among LIN Television Corporation, LIN TV Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc., for itself and on behalf of the several Initial Purchasers named on Schedule I thereto, relating to the 61/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

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

4.5 Registration Rights Agreement among LIN Television Corporation, the Guarantors named therein, and Deutche Bank Securities, Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. dated May 12, 2003 (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

4.6 Guarantee, dated as of May 7, 2003, made by LIN TV Corp. in favor of JPMorgan Chase Bank, as Administrative Agent, relating to the Amended and Restated Credit Agreement dated as of February 7, 2003 (filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Executive Officer of LIN TV Corp.

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President and Controller of LIN TV Corp.

31.3 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Corporate Development and Treasurer of LIN TV Corp.

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

99.1 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC in August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

99.2 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 99.2 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC in August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

99.3 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Peter Maloney (filed as Exhibit 99.3 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC in August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

99.4 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Gregory Schmidt (filed as Exhibit 99.4 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC in August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

99.5 Amendment to Severance Compensation Agreement dated October 1, 1999 between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 99.5 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed with the SEC in August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

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

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$91,078	$89,168	$166,332	$151,691
Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively and $15.7 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively)	25,260	23,347	49,990	43,304
Selling, general and administrative	23,187	20,590	44,600	36,454
Amortization of program rights	5,431	5,452	10,705	10,134
Corporate	4,182	2,290	8,102	4,418
Restructuring charge	102	—	102	—
Depreciation and amortization of intangible assets	8,087	7,004	16,241	12,726

Total operating costs and expenses	66,249	58,683	129,740	107,036

Operating income	24,829	30,485	36,592	44,655

Other (income) expense:
Interest expense	15,233	12,383	28,664	27,741
Investment income	(370)	(459)	(750)	(1,522)
Share of income in equity investments	(1,689)	(2,639)	(1,404)	(4,054)
Loss on disposition of property and equipment	968	(77)	948	(122)
Gain on derivative instruments	(4,760)	(1,038)	(4,760)	(2,182)
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—	(3,819)
Fee on termination of Hicks Muse agreements	—	16,000	—	16,000
Loss on impairment of investment	250	2,750	250	2,750
Loss on early extinguishment of debt	23,580	2,457	23,580	2,457
Other, net	(436)	27	(365)	(3)

Total other expense, net	32,776	25,585	46,163	37,246

(Loss) Income from continuing operations before (benefit from) provision for taxes and cumulative effect of change in accounting principle	(7,947)	4,900	(9,571)	7,409
(Benefit from) provision for income taxes	(623)	3,387	(1,341)	4,406

Discontinued operations:
(Loss) income from continuing operations before cumulative	(7,324)	1,513	(8,230)	3,003
Income from discontinued operations, net of tax provision of $122	—	(227)	—	(227)
Loss from sale of discontinued operations, net of tax provision of $0	116	—	116	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net (loss) income	(7,440)	1,740	(8,346)	(27,459)

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

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.1 million as of June 30, 2003.

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

Note 11 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN 46, the Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $12.1 million as of June 30, 2003.

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