Form 10-Q
period 2003-09-30
LIN TV CORP; LIN TELEVISION CORP
filed 2003-11-17
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at November 11 , 2003: 26,613,991 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at November 11, 2003: 23,510,139 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at November 11, 2003: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at November 11, 2003: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signature Page
EX-31.1 SECT. 302 CERT. FOR LIN TV CORP. CEO
EX-31.2 SECT. 302 CERT FOR LIN TV CORP. CONTROLLER
EX-31.3 SECT. 302 CERT. FOR LIN TV CORP. TREASURER
EX-31.4 SECT. 302 CERT. LIN TV CORP. FINANCE V.P.
EX-31.5 SECT. 302 CERT. LIN TELEVISION CORP. CEO
EX-31.6 SECT. 302 CERT. LIN TELEVISION CONTROLLER
EX-31.7 SECT. 302 CERT. LIN TELEVISION TREASURER
EX-31.8 SECT. 302 CERT. LIN TELEVISION FINANCE VP
EX-32.0 SECT. 906 CERT. LIN TV CORP. CEO & CFO
EX-32.1 SECT. 906 CERT. LIN TELEVISION CEO & CFO

Part I. Financial Information

Item 1. Financial Statements

LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

See separate index for financial statements of LIN Television Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	42

Item 6. Exhibits and Reports on Form 8-K	42
Signature Page	44

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,678	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $2,386; 2002 - $2,709)	62,945	71,336
Program rights	19,392	14,515
Assets held for sale	—	10,606
Other current assets	5,124	1,631

Total current assets	101,139	265,622
Property and equipment, net	198,833	208,072
Deferred financing costs	14,759	25,796
Equity investments	81,616	84,368
Program rights	12,899	8,953
Goodwill	586,355	599,263
Broadcast licenses	1,152,393	1,127,742
Other intangible assets, net	713	1,480
Other assets	15,769	13,074

Total Assets	$2,164,476	$2,334,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$106,154
Accounts payable	4,398	11,665
Accrued income taxes	7,146	7,104
Accrued interest expense	10,232	16,236
Accrued sales volume discount	4,011	5,415
Other accrued expenses	16,236	23,380
Liabilities held for sale	—	139
Program obligations	23,380	15,683

Total current liabilities	72,403	184,699
Long-term debt, excluding current portion	703,655	758,366
Deferred income taxes, net	531,334	510,588
Program obligations	12,250	8,381
Other liabilities	29,051	12,131

Total liabilities	1,348,693	1,474,165

Contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,559,498 shares at September 30, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	266	262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at September 30, 2003 and 23,579,790 shares at December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,065,921	1,064,122
Accumulated deficit	(250,639)	(204,415)

Total stockholders’ equity	815,783	860,205

Total liabilities and stockholders’ equity	$2,164,476	$2,334,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$85,769	$91,812	$252,101	$243,503
Operating costs and expenses:
Direct operating (excluding depreciation of $7.3 million and $7.2 million for the three months ended September 30, 2003 and 2002, respectively, and $23.0 million and $19.8 million for the nine months September 30, 2003 and 2002, respectively)	25,591	26,085	75,581	69,389
Selling, general and administrative	22,447	20,527	67,047	56,981
Amortization of program rights	5,784	5,576	16,489	15,710
Corporate	3,695	2,978	11,797	7,396
Restructuring charge	—	931	102	931
Depreciation and amortization of intangible assets	7,564	7,479	23,805	20,205

Total operating costs and expenses	65,081	63,576	194,821	170,612

Operating income	20,688	28,236	57,280	72,891
Other (income) expense:
Interest expense	12,428	24,619	48,182	72,691
Investment income	(174)	(874)	(924)	(2,396)
Share of income in equity investments	(736)	(155)	(2,140)	(4,209)
Loss (gain) on disposition of property and equipment	6	(47)	954	(168)
Gain on derivative instruments	(2,490)	(2,854)	(7,250)	(5,036)
Gain on redemption of investment in Southwest Sports Group	—	—	—	(3,819)
Fee on termination of Hicks Muse agreements	—	—	—	16,000
Loss on impairment of investment	—	—	250	2,750
Loss on early extinguishment of debt	—	—	53,105	2,457
Other, net	(86)	35	(451)	31

Total other expense, net	8,948	20,724	91,726	78,301

Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	11,740	7,512	(34,446)	(5,410)
Provision for income taxes	6,716	2,319	11,990	24,767

Income (loss) from continuing operations before cumulative effect of change in accounting principle	5,024	5,193	(46,436)	(30,177)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $141 and $18 for the three and nine months ended September 30, 2002	—	261	—	34
Gain from sale of discontinued operations, net of tax provision of $109 for the three and nine months ended September 30, 2003 and benefit of $425 for the three and nine months ended September 30, 2002	(864)	(982)	(212)	(982)
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net income (loss)	$5,888	$5,914	$(46,224)	$(59,918)

Basic and diluted loss per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.10	$0.10	$(0.93)	$(0.77)
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Gain on sale of discontinued operations, net of tax	0.02	0.02	—	0.03
Cumulative effect of change in accounting principle	—	—	—	(0.78)
Net income (loss)	0.12	0.12	(0.93)	(1.53)
Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	50,021	49,847	49,955	39,099
Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	50,557	50,463	49,955	39,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In Thousands)

	Nine Months Ended September 30,

	2003	2002

Net cash provided by operating activities	$31,324	$29,476
INVESTING ACTIVITIES:
Capital expenditures	(15,006)	(26,106)
Proceeds from disposals of property and equipment	34	71
Proceeds from sale of broadcast licenses and related operating assets	10,000	2,500
Sale of North Dakota stations	—	36,000
Investment in Banks Broadcasting, Inc.	—	(1,100)
Cash and cash equivalents acquired through merger with Sunrise Television	—	6,864
Capital distributions from equity investments	4,891	1,019
Payments for business combinations	—	(10,640)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819
Other investments and deposits	(64)	(500)
Proceeds from (purchase of) short-term investments	23,691	(61,418)

Net cash provided by investing activities	23,546	7,509

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options	1,803	787
Redemption of Sunrise Television preferred stock	—	(10,829)
Net proceeds from intial public offering of common stock	—	399,853
Proceeds from long-term debt	500,000	—
Financing costs associated with proceeds from long-term debt	(10,049)	—
Net proceeds (payments) from revolver debt	27,000	(10,000)
Principal payments on long-term debt	(677,750)	(304,925)
Principal payments on short-term debt	—	(7,125)
Cash expenses associated with early extinguishment of debt	(26,056)	—

Net cash (used in) provided by financing activities	(185,052)	67,761

Net (decrease) increase in cash and cash equivalents	(130,182)	104,746
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$13,678	$121,982

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

     In connection with its preparation of condensed consolidated financial statements for the quarter ended September 30, 2003, the Company has revised its original valuation of the broadcast licenses acquired in connection with its purchase of Sunrise Television Corp. as of May 2, 2002. This revision to the original valuation modifies certain assumptions to better reflect those normally expected in the application of a discounted cash flow model used to value broadcast licenses. The revised appraisal increases the initial carrying amounts of the acquired licenses.

     The Company identified adjustments relating to its previously filed quarterly financial statements in 2003 and 2002, arising as a result of this revised valuation. The Company has concluded that the effects of these adjustments are not material individually or in the aggregate to the current quarter or any prior quarters in 2003 or 2002. Accordingly, the prior quarter financial statements have not been restated. Instead, these adjustments, that aggregate $189,000 on an after-tax basis, have been recorded effective July 1, 2003. The amounts of these adjustments are as follows:

(i)	The reclassification of $11.9 million from goodwill to broadcast licenses ($24.7 million) and deferred income taxes, net ($12.8 million);
(ii)	An incremental tax provision of $675,000; and
(iii)	An incremental gain from the sale of discontinued operations of $864,000, net of tax, related to the Company’s disposal of KRBC-TV and KACB-TV in June 2003.

     These entries have no impact on the Company’s reported cash flows.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three and nine months ended September 30, 2003 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company incurred $456,000 of stock-based employee compensation costs, net of a tax benefit of $182,000, for the three and nine months ended September 30, 2002. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$5,888	$5,914	$(46,224)	$(59,918)
Add: Stock-based employee compensation expense, as reported	—	274	—	274
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(764)	(782)	(2,210)	(1,511)

Pro forma net income (loss)	$5,124	$5,406	$(48,434)	$(61,155)

Basic and diluted net income (loss) per common share, as reported	$0.12	$0.12	$(0.93)	$(1.53)
Basic and diluted net income (loss) per common share, pro forma	$0.10	$0.11	$(0.97)	(1.56)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three and nine months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Volatility factors	30%	33%	30%	33 - 35%
Risk-free interest rates	1.5 - 3.0%	1.5 - 3.3%	1.5 - 3.0%	1.5 - 5.1%
Weighted average expected life	2 - 5 years	2 - 5 years	2 - 5 years	2-6 years
Dividend yields	0%	0%	0%	0%

     The weighted average fair value of grants made under the Company’s stock option plans during the three months ended September 30, 2003 and 2002 are $5.67, and $6.40, respectively, and $5.96 and $6.79 for the nine months ended September 30, 2003 and 2002, respectively.

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

Note 3 – Business Disposition:

     On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash to Mission Broadcasting, Inc. The operating results of these stations have been recorded as discontinued operations for the three and nine months ended September 30, 2003 and 2002.

     Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV on January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 to June 13, 2003. Accordingly, the Company recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the Company’s statement of operations.

Note 4 – Equity Investments:

     The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	September 30, 2003	December 31, 2002

NBC joint venture	$56,840	$58,411
WAND (TV) Partnership	13,035	13,141
Banks Broadcasting, Inc.	11,741	12,816

	$81,616	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $4.9 million from the joint venture in the three and nine months ended September 30, 2003, respectively. The Company received cash distributions of $408,000 and $1.0 million from the joint venture in the three and nine months ended September 30, 2002, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$39,679	$39,968	$116,176	$125,680
Operating income	23,233	22,692	65,925	74,616
Net income	5,630	6,344	16,292	27,192

	September 30,	December 31,
	2003	2002

Current assets	$27,546	$24,111
Non-current assets	241,670	236,140
Current liabilities	17,216	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $105,000 as of September 30, 2003 and amounts due to the Company from WAND (TV) Partnership were approximately $187,000 as of December 31, 2002. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$1,485	$2,007	$4,679	$5,571
Operating (loss) income	(174)	429	(244)	686
Net (loss) income	(239)	434	(318)	698

	September 30,	December 31,
	2003	2002

Current assets	$1,801	$2,137
Non-current assets	33,704	34,063
Current liabilities	373	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and therefore accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $144,000 and $82,000 as of September 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$1,270	$1,198	$3,855	$3,712
Operating loss	(477)	(414)	(1,448)	(1,268)
Net loss	(665)	(1,092)	(1,930)	(1,657)

	September 30,	December 31,
	2003	2002

Current assets	$2,210	$2,938
Non-current assets	26,773	27,149
Current liabilities	1,547	1,202
Non-current liabilities	2,077	1,596
Redeemable preferred stock	3	3

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, the Company will consolidate the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.7 million as of September 30, 2003.

     Other Investments: The Company recorded losses of approximately $250,000 and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively, in other expenses on an equity investment in an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management are other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2003	2002

Amortized Intangible Assets:
LMA purchase options	$1,477	$1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(1,534)	(702)

	$713	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,152,393	$1,127,742
Goodwill	586,355	599,263

	1,738,748	1,727,005

Total intangible assets	$1,739,461	$1,728,485

     Amortization expense was approximately $281,000 and $832,000 for the three and nine months ended September 30, 2003, respectively. There was approximately $233,000 and $689,000 of amortization expense recorded on the LMA purchase options for the three and nine months ended September 30, 2003, respectively. There was approximately $167,000 and $333,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the three and nine months ended September 30, 2002, respectively. The Company expects that its LMA purchase options will be fully amortized by 2007. The Company recorded approximately $48,000 and $143,000 of amortization expense on network affiliation agreements and income leases for the three and nine months ended September 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

     Based on the guidance included in the Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 10 years if the Company provides at least an average level of service to its customers and complies with the applicable Federal Communications Commission (“FCC”) rules and policies and the FCC Communications Act of 1934. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

     As required by SFAS No. 142 the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of December 31, 2002. If current trends continue through the fourth quarter of 2003, it is possible that the Company may be required to record a charge to reflect an impairment of its broadcast licenses, goodwill or both during the fourth quarter and this impairment charge could be material to the results of operations of the Company in the quarter in which the impairment charge is recorded.

Note 6 —Debt:

     Debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Senior Credit Facilities:
Term Loan	$173,250	$—
Revolver	27,000	—
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $19,480 at September 30, 2003)	105,520	—
$210,000, 8% Senior Notes due 2008 (net of discount of $5,115 and $5,996 at September 30, 2003 and December 31, 2002, respectively)	204,885	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	710,655	864,520
Less current portion	7,000	106,154

Total long-term debt	$703,655	$758,366

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

     The repayment of the term loan began on September 30, 2003 with $1.75 million to be repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 ½% Senior Subordinated Notes due 2013 in a private placement. The 6 ½% Senior Subordinated Notes were issued at par. The 6 ½% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its 8% Senior Notes due 2008, and rank on parity in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6 ½% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic subsidiaries. Financing costs of $4.8 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 ½% Senior Subordinated Notes accrues at 6 ½% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 ½% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

     LIN Television may also redeem up to 35% of the 6 ½% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

     The 6 ½% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 ½% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 ½% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

     In accordance with the terms of the registration rights agreements relating to the issuance of the 6 ½% Senior Subordinated Notes due 2013, the Company is required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to either effect an exchange offer in which holders of the 6 ½% Senior Subordinated Notes due 2013 could exchange their notes for equivalent notes registered under the Securities Act or, under certain circumstances, to maintain an effective registration statement permitting the resale of the 6 ½% Senior Subordinated Notes due 2013 for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the 6 ½% Senior Subordinated Notes due 2013.

     The Company has to date been unable to have the registration statement pursuant to which it intends to effect an exchange offer declared effective, and is currently incurring penalties equal to $0.10 per $1,000 principal amount of such notes per week.

2.50% Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; lines; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

     In accordance with the terms of the registration rights agreements relating to the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due 2033, the Company is required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to maintain an effective registration statement permitting the resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock.

     The Company has to date been unable to have the resale registration statement declared effective and is currently incurring penalties equal to 0.50% per annum based on the amount of outstanding indebtedness.

     On June 13, 2003, the Company used the proceeds from the 6 ½% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the nine months ended September 30, 2003.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.5 million and $7.3 million for the three and nine months ended September 30, 2003, respectively.

     Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest expense:
Cash interest expense:
Senior Credit Facility (includes commitment fees)	$2,141	$274	$5,360	$3,744
$300,000 8 3/8% Senior Subordinated Notes	—	6,282	11,445	18,843
$325,000 10% Senior Discount Notes	—	—	330	—
$100,000 10% Senior Discount Notes	—	—	190	—
$210,000 8% Senior Notes	4,200	4,200	12,600	12,600
$200,000 6 1/2 Senior Subordinated Notes	3,250	—	5,056	—
$125,000 2.50 Exchangeable Senior Subordinated Debentures	781	—	1,215	—
Other	—	1,931	—	2,065

Cash interest expense	10,372	12,687	36,196	37,252
Amortization of discount and deferred financing fees	2,056	11,932	11,986	35,439

Total interest expense	$12,428	$24,619	$48,182	$72,691

Note 7 — Restructuring Charge:

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $102,000 of restructuring charges in the nine months ended September 30, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the nine-month period ended September 30, 2003 and expects to pay the balance of approximately $430,000 during the fourth quarter of 2003.

Note 8 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $17,000 and $55,000 for the three and nine months ended September 30, 2003, respectively, and $15,000 and $72,000 for the three and nine months ended September 30, 2002, respectively.

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 for the period ended September 30, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million, which were exercised on May 8, 2003.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of approximately $122,000 and $406,000 for the three and nine months ended September 30, 2003, respectively, and $223,000 and $468,000 for the three and nine months ended September 30, 2002, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive.

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

Note 10 — Earnings Per Share:

     Basic and diluted income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted loss per common share for the nine months ended September 30, 2003 and 2002 since potential common shares from the exercises of stock options and phantom units are anti-dilutive. Options to purchase 3,600,000 and 3,010,000 shares of common stock, and phantom units exercisable into 572,000 and 676,000 shares of common stock, were outstanding at September 30, 2003 and 2002, respectively, and were included in the calculation of diluted income per share for the three months ended September 30, 2003 and 2002.

Note 11 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the nine-month period ended

September 30, 2003 the Company recorded a non-cash charge of $22.6 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company’s cash flows.

Note 12 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.7 million as of September 30, 2003.

     The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds the option to buy their broadcast licenses for approximately $4.3 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

     The Company believes that the terms of its LMA and related purchase option arrangements identify the entities owning the related broadcast licenses as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. The Company notes that since March 2002 neither of its LMA arrangements have put options. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company's maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

     On April 30, 2003, the FASB issued SFAS No. 149 , “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not have a significant impact on the Company’s results of operations or financial position.

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

Overview

          We are a leading pure-play television company covering the United States of America and Puerto Rico. Our stations cover approximately 7.1% of U.S. television households and all of the 1.2 million television households in Puerto Rico. Each of LIN TV and LIN Television is a Delaware corporation. The principal executive offices of each are located at Four Richmond Square, Suite 200, Providence, Rhode Island 02906 and the telephone number of each at that address is (401) 454-2880

     We own 22 stations, operate 2 stations pursuant to local marketing agreements and have equity investments in 5 stations. The following table lists the stations that we either operate or in which we have an equity investment:

	DMA
	Rank
Market	(1)	Station	Affiliation	Channel	Status (2)	% of DMA TV HH(1)

LIN Television Stations

Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%

		WIIH-CA	Univision	17	O&O

Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O	0.92%

		WCTX-TV	UPN	59	O&O

Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O	0.67%

		WOTV-TV	ABC	41	O&O

		WXSP-CA	UPN	Various	O&O

Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	10	O&O	0.64%

		WVBT-TV	FOX	43	O&O

Buffalo, NY	44	WIVB-TV	CBS	4	O&O	0.60%

		WNLO-TV	UPN	23	O&O

Providence, RI-New Bedford, MA	48	WPRI-TV	CBS	12	O&O	0.59%

		WNAC-TV	FOX	64	LMA

Austin, TX	54	KXAN-TV	NBC	36	O&O	0.53%

		KNVA-TV	WB	54	LMA

		KBVO-CA	Telefutra	Various	O&O

Dayton, OH	59	WDTN-TV	ABC	2	O&O	0.47%

Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.44%

Toledo, OH	69	WUPW-TV	FOX	36	O&O	0.39%

	DMA
	Rank
Market	(1)	Station	Affiliation	Channel	Status (2)	% of DMA TV HH(1)

Fort Wayne, IN	105	WANE-TV	CBS	15	O&O	0.25%

Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O	0.24%

Lafayette, IN	189	WLFI-TV	CBS	18	O&O	0.06%

San Juan, PR	—	WAPA-TV	IND	4	O&O

		WJPX-TV	IND	24	O&O

Operated by WAND (TV) Partnership

Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.35%

Operated by Banks Broadcasting, Inc.

Wichita, KS	67	KWCV-TV	WB	33	JV	0.41%

Boise, ID	123	KNIN-TV	UPN	9	JV	0.21%

Operated Under NBC Joint Venture

Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV	2.08%

San Diego, CA	26	KNSD-TV	NBC	39	JV	0.95%

(1) DMA rank and percentage of DMA TV households, or DMA TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top 210 DMAs with #1 representing the largest DMA market in terms of television households.

(2) “O&O” indicates stations we own and operate. “LMA” indicates stations to which we operate under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

     We have a 33.3% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest held by us in certain assets of WAND-TV, including its broadcast license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership and Block Communications received a 66.7% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. The partnership generated $4.7 million of revenue and did not distribute any cash to us for the nine months ended September 30, 2003. During the year ended December 31, 2002, the partnership had $8.1 million in revenue and we received an aggregate of $800,000 in distributions from the partnership. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

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

     We provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids, Michigan, and WPXV-TV in Norfolk, Virginia, which are owned by Paxson Communications Corporation

     We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego, California NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture. NBC operates the stations and has managerial control over the joint venture pursuant to a management agreement. GECC provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. The joint venture generated $116.2 million of revenue and distributed $4.9 million of cash to us for the nine months ended September 30, 2003. During the year ended December 31, 2002, the joint venture generated $170.9 million of revenue and distributed $5.6 million of cash to us.

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

Business Combinations and Dispositions

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired or have agreements to acquire and disposed of the following businesses and assets during 2003 and 2002:

•	WIRS-TV: On August 22, 2003, we entered into an agreement with Maranatha Christian Network Corporation to purchase the broadcast license and operating assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million.

•	KRBC-TV and KACB-TV: On June 13, 2003, we sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas for $10.0 million in cash to Mission Broadcasting, Inc.

•	UHF Television Channel Licenses: On December 20, 2002, we acquired for $4.3 million, the licenses to 12 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; and Providence, Rhode Island. On June 18, 2003, we won the Federal Communications Commission auction to acquire an additional 13 licenses for approximately $2.0 million, of which we deposited $800,000 last year and the remaining portion is to be transferred upon pending approval. These licenses are mostly located in our current contiguous broadcast service area: Muskegon, Michigan to Fort Wayne, Indiana and Muncie and Lafayette, Indiana. The spectrum can be utilized for any purpose other than analog television, but in most areas will not usable until vacated by the current television broadcast licensees.

•	KVLY-TV, KFYR-TV, KMOT-TV, KUMV-TV and KQCD-TV: On May 2, 2002, in conjunction with the acquisition of Sunrise Television Corp. (“Sunrise”), we sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million and we retained the other operating assets and the cash flows provided by the North Dakota television stations. We completed the transaction on August

23, 2002 receiving an additional $35.0 million for the remaining assets of the North Dakota stations.

•	Sunrise Television: On May 2, 2002, concurrent with the consummation of our initial public offering, we acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, four of which are now owned and operated by us, two stations that were sold to Mission Broadcasting (see KRBC-TV and KACB-TV note above), and one station that is operated under a local marketing agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. Prior to the acquisition, affiliates of Hicks Muse held Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of $87.7 million as of May 2, 2002, and exchanged these obligations for 3,736,000 shares of our class B common stock on May 2, 2002. We used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. We have accounted for this transaction under the purchase method of accounting.

•	WCTX-TV: On April 26, 2002, we acquired the broadcast license and certain operating assets of WCTX-TV from KW-TV, Inc. The total purchase price, including transaction costs, was approximately $4.7 million, and was funded by available cash.

•	WNAC-TV: On April 22, 2002, we sold to Super Towers, Inc. the broadcast license and certain related assets of WNAC-TV in exchange for a $2.5 million promissory note due in June 2006. On May 30, 2003 we signed an option agreement with Super Towers to purchase WNAC-TV.

•	WVBT-TV: On January 31, 2002, we acquired the broadcast license and certain operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by available cash.

•	WOTV-TV: On January 29, 2002, we acquired the broadcast license and certain operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.9 million, and was funded by available cash.

Results of Operations

     Set forth below are the significant factors that contributed to our operating results for the three and nine months ended September 30, 2003 and 2002, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisition of Sunrise Television on May 2, 2002. WCTX-TV, WVBT-TV and WOTV-TV were operated under local marketing agreements prior to their acquisition by us and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

     In connection with our preparation of condensed consolidated financial statements for the quarter ended September 30, 2003, we have revised our original valuation of the broadcast licenses acquired in connection with its purchase of Sunrise Television Corp. as of May 2, 2002. This revision to the original valuation modifies certain assumptions to better reflect those normally expected in the application of a discounted cash flow model used to value broadcast licenses. The revised appraisal increases the initial carrying amounts of the acquired licenses.

     We identified adjustments relating to our previously filed quarterly financial statements in 2003 and 2002, arising as a result of this revised valuation. We have concluded that the effects of these adjustments are not material individually or in the aggregate to the current quarter or any prior quarters in 2003 or 2002. Accordingly, the prior quarter financial statements have not been restated. Instead, these adjustments, that aggregate $189,000 on an after-tax basis, have been recorded effective July 1, 2003. The amounts of these adjustments are as follows:

(i)	The reclassification of $11.9 million from goodwill to broadcast licenses ($24.7 million) and deferred income taxes, net ($12.8 million);
(ii)	An incremental tax provision of $675,000; and
(iii)	An incremental gain from the sale of discontinued operations of $864,000, net of tax, related to our disposal of KRBC-TV and KACB-TV in June 2003.

     These entries have no impact on our reported cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

National time sales	$32,311	$32,718	$94,257	$88,265
Local time sales	59,998	61,361	178,873	169,035
Political time sales	1,261	7,491	2,266	10,357

Gross time sales	93,570	101,570	275,396	267,657
Agency commissions	15,723	17,035	45,251	44,506

Net time sales	77,847	84,535	230,145	223,151
Network compensation	2,901	2,903	8,517	7,822
Barter revenue	3,110	3,510	8,478	9,539
Other revenue	1,911	864	4,961	2,991

Net revenues	85,769	91,812	252,101	243,503

Operating costs and expenses:
Direct operating	25,591	26,085	75,581	69,389
Selling, general and administrative	22,447	20,527	67,047	56,981
Amortization of program rights	5,784	5,576	16,489	15,710
Corporate	3,695	2,978	11,797	7,396
Restructuring charge	—	931	102	931
Depreciation and amortization of intangible assets	7,564	7,479	23,805	20,205

Total operating costs and expenses	65,081	63,576	194,821	170,612

Operating income	$20,688	$28,236	$57,280	$72,891

Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

     Net revenues for the three months ended September 30, 2003 decreased approximately 6.6% to $85.8 million compared to net revenue of $91.8 million for the same period last year. Net revenues for the nine months ended September 30, 2003 increased approximately 3.5% to $252.1 million compared to net revenue of $243.5 million for the same period last year. The decrease in the third quarter was principally due to a decrease in political revenue of approximately $6.2 million compared to the same period last year and the increase for the nine months ended September 30, 2003 is primarily due to the Sunrise acquisition, which resulted in an additional $13.7 million of net revenue.

     Direct operating expenses, consisting primarily of news, internet, engineering, programming and music licensing costs, for the three months ended September 30, 2003 remained relatively flat at $25.6 million compared to direct operating expenses of $26.1 million for the same period last year. Direct operating expenses for the nine months ended September 30, 2003 increased approximately 8.9% to $75.6 million compared to direct operating expenses of $69.4 million for the same period last year. The increase for the nine months ended September 30, 2003 is primarily due to the Sunrise acquisition, which resulted in an additional $5.7 million of direct operating expenses.

     Selling, general and administrative expenses, consisting primarily of selling costs, sales commissions, general and administrative costs and other employee benefit costs, advertising and promotional expenses, for the three and nine months ended September 30, 2003 increased 9.4% to $22.4 million and 17.7% to $67.0 million, respectively, compared to selling, general and administrative expenses of $20.5 million and $57.0 million for the same periods last year. The increase for the nine months ended September 30, 2003 is primarily due to the Sunrise acquisition, which resulted in an additional $6.0 million of selling, general and administrative expenses. The increase was also due to approximately $133,000 and $890,000 increases in rating service expenses, $880,000 and $1.1 million in barter expenses related to advertising expenditures, $455,000 and $680,000 of a general increase in insurance expenses and $223,000 and $765,000 in increased pension costs due to market conditions affecting the retirement funds for the three and nine months ended September 30, 2003, respectively.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Program rights payments are amortized over the estimated broadcast period of the underlying programs. If an expected broadcast period is shortened due, for example, to cancellation as a result of poor ratings, we write-off the remaining value of the related program rights on an accelerated basis. Total program rights payments are made based on contracted schedules and do not necessarily match the program amortization. Total program payments for the three and nine month periods ending September 30, 2003 were $6.0 million and $17.2 million, respectively. These amounts represent a correction from the amount of program payments previously reported in our press release dated October 30, 2003, which was overstated by $462,000. The income statement presented in the press release is not affected by this correction. Amortization of program rights increased approximately 3.6% to $5.8 million and 4.9% to $16.5 million for the three and nine months ended September 30, 2003, compared to amortization of program rights of $5.6 million and

$15.7 million for the same periods last year. The increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.6 million of program rights amortization for the nine months ended September 30, 2003, offset in part by a decrease of approximately $1.5 million in amortization expense as a result of renegotiations with a major program supplier.

     Corporate expenses, representing costs associated with the centralized management of our stations, for the three and nine months ended September 30, 2003 increased 24.1% to $3.7 million and 59.5% to $11.8 million, respectively, compared to corporate expenses of $3.0 million and $7.4 million for the same periods last year. This is primarily due to increases of approximately $86,000 and $ 1.5 million in professional fees, $211,000 and $688,000 in directors and officers insurance expenses, and $586,000 and $975,000 in pension expense, for the three and nine months ended September 30, 2003, respectively. These increases were partially offset by a decrease of approximately $366,000 in Hicks Muse monitoring fees and $291,000 in management income from Sunrise for the nine months ended September 30, 2003.

     Depreciation and amortization of intangible assets for the three and nine months ended September 30, 2003 increased 1.1% to $7.6 million and 17.8% to $23.8 million, respectively, compared to depreciation and amortization of intangible assets of $7.5 million and $20.2 million for the same periods last year. The year-to-date increase is primarily due to the Sunrise acquisition, which resulted in an additional $1.8 million in depreciation and amortization expense for the nine months ended September 30, 2003. The remaining increase is the result of increased capital additions related to the digital conversion and clustering.

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. We recorded an additional $102,000 of restructuring charges for the nine months ended September 30, 2003. We have paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the nine-month period ended September 30, 2003 and expect to pay the balance of approximately $430,000 during the fourth quarter of 2003.

Other (Income) Expense

     Interest expense for LIN TV Corp. decreased 49.5% to $12.4 million and 33.7% to $48.2 million for the three and nine months ended September 30, 2003, respectively, compared to $24.6 million and $72.7 million for the same periods last year. The decrease is due to interest expense savings of approximately $6.3 million and $7.4 million resulting from the early repayment of LIN Television’s 8 3/8% Senior Subordinated Notes due in 2008 in the aggregate principal amount of $300.0 million and approximately $10.1 million and $23.3 million of savings for the three and nine months ended September 30, 2003, respectively, resulting from the early repayment of the remaining outstanding debt of LIN Holdings, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. This decrease was partially offset by an increase in interest expense of $3.3 million and $5.1 million for the three and nine months ended September 30, 2003 resulting from the issuance in May 2003 of the 6 ½% Senior Subordinated Notes due in 2013 and interest expense of $781,000 million and $1.2 million and amortization of discount of $1.1 million and $1.6 million for the three and nine months ended September 30, 2003 resulting from the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due in 2033.

     Interest expense for LIN Television decreased 11.6% to $12.4 million and 1.7% to $41.1 million for the three and nine months ended September 30, 2003, respectively, compared to $14.1 and $41.8 million for the same periods last year. The decrease is due to interest expense savings of approximately $6.3 million and $7.4 million resulting from the early repayment of LIN Television’s 8 3/8% Senior Subordinated Notes due in 2008 in the aggregate principal amount of $300.0 million. This decrease was offset by an increase in interest expense of $3.3 million and $5.1 million for the three and nine months ended September 30, 2003 resulting from the issuance in May 2003 of the 6 ½% Senior Subordinated Notes due in 2013 and interest expense of $781,000 and $1.2 million and amortization of discount of $1.1 million and $1.6 million for the three and nine months ended September 30, 2003 resulting from the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due in 2033.

     Investment income decreased to $174,000 and $924,000 for the three and nine months ended September 30, 2003 compared to investment income of $874,000 and $2.4 million for the same periods last year. The decrease is a result of the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 7, 2002 and the elimination of significant cash balances for the same period last year.

     Share of income in equity investments increased to $736,000 for the three months ended September 30, 2003 compared to $155,000 for the same period last year. This increase was primarily the result of the operating performance of the stations included in our joint venture with Banks Broadcasting, Inc. Income in equity investments decreased to $2.1 million for the nine months ended September 30, 2003 compared to income of $4.2 million for the same period last year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     The gain on derivative instruments, derived from the mark-to-market of such instruments, decreased approximately 12.8% to $2.5 million for the three months ended September 30, 2003 compared to $2.9 million, for the same period last year. The gain on derivative instruments increased approximately 44.0% to $7.3 million for the nine months ended September 30, 2003 compared to $5.0 million for the same period last year.

     We recorded a loss on disposition of property and equipment of $954,000 for the nine months ended September 30, 2003, principally as a result of the obsolescence of equipment due to the digital conversion.

     We recorded a loss of $53.1 million for the nine months ended September 30, 2003, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of the LIN Holdings 10% Senior Discount Notes and the LIN Television 8 3/8% Senior Subordinated Notes.

Provision for Income Taxes

     LIN TV Corp.’s provision for income taxes for the three-month period ended September 30, 2003 increased to approximately $6.7 million compared to $2.3 million for the same period last year. The provision for income taxes for the nine-month period ended September 30, 2003 decreased to approximately $12.0 million compared to $24.8 million for the same period last year. As more fully discussed below, LIN TV Corp. records a valuation allowance on its deferred tax assets. The change for the three-month period ended September 30, 2003 over the same period last year is primarily due to an increase in book income for the period and a cumulative adjustment of $675,000 recorded in connection with an amendment to the valuation of broadcast licenses acquired through our purchase of Sunrise. The change for the nine-month period ended September 30, 2003 over the same period last year was primarily due to LIN TV Corp. recording a one-time charge of $19.9 million during the nine-month period ended September 30, 2002 to establish a valuation allowance on all of its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, LIN TV Corp. recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by LIN TV Corp. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete provision in order to more accurately calculate its provision for income taxes.

     LIN Television Corporation’s provision for income taxes for the three and nine-month periods ended September 30, 2003 is approximately $25.5 and $24.2 million, respectively, compared to a provision of approximately $6.6 million and $11.1 million for the same periods last year. The change for the nine month period is primarily due to LIN Television Corporation recording a non-cash charge related to a valuation allowance of $22.1 million to establish a valuation allowance on all of its deferred tax assets based on management’s assessment that it is no longer more likely than not that the asset will be realized. LIN Television used a discrete provision in order to more accurately calculate its provision for income taxes.

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations, borrowings under our senior credit facilities, the issuance of debt, as well as funds from our initial public offering in May 2002. At September 30, 2003, we had cash of $13.7 million and a $191.9 million committed revolving credit facility of which $27.0 million is outstanding at September 30, 2003, leaving $164.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million.

     Net cash provided by operating activities was $31.3 million and $29.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase was principally the result of a lower net loss.

     Net cash used by operating activities for LIN Television was $31.9 million for the nine months ended September 30, 2003, a difference of $526,000 from LIN TV Corp., as a result of cash interest payments. This difference is also a factor in net cash used in financing activities.

     Net cash provided by investing activities was $23.5 million and $7.5 million for the nine months ended September 30, 2003 and 2002, respectively. The change was primarily due to redemptions of short-term investments of approximately $23.7 million, proceeds from sale of KRBC-TV and KACB-TV of approximately $10.0 million, and increased capital distributions from equity investments of approximately $3.9 million, compared with payments for business acquisitions of approximately $10.6 million, purchase of short-term investments of approximately $61.4 million, capital contributions to equity investments of $1.1 million and LMA expenditures of $500,000 for the same period in the prior year.

     Our capital expenditures primarily include building improvements, broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. We have engaged in a number of capital-intensive initiatives such as the conversion to digital and regional clustering. We believe that the bulk of the capital required for these initiatives has been expended or will be expended by the conclusion of 2003, but there may be additional expenditures in the future, especially if we are successful in acquiring additional stations which may not be as advanced in their digital construction and which may need to be clustered with our existing stations.

     The large majority of our digital facilities are constructed and we are presently in compliance with Federal Communication Commission deadlines with respect to the remaining unbuilt facilities. We believe that all of the remaining unbuilt facilities could be constructed in 2003, though a few may remain unbuilt due to the Federal Communication Commission permission pending resolution of interference issues. Failure to comply with the Federal Communication Commission mandated timetables, could subject us to Federal Communication Commission sanctions. These sanctions consist initially of an admonition and six further months to construct required facilities, followed by a forfeiture or fine of an unspecified amount and six more months to construct required facilities, followed by termination of the digital authorization.

     Our capital expenditures were $4.8 million and $15.0 million for the three and nine months ended September 30, 2003, respectively, compared to $7.7 million and $26.1 million for the same periods last year. The decrease is primarily due to the majority of our conversion to digital television occurring in 2002. We expect to incur an additional $3.2 million in capital expenditures in the fourth quarter of 2003 and $6.0 million in 2004 with respect to the completion of the digital television conversion. We expect that we will make aggregate capital expenditures of approximately $30.0 million during the year ended December 31, 2003.

     Net cash used in financing activities was $185.1 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $67.8 million for the same period last year. The change was primarily due to the payment of approximately $702.1 million to retire LIN Holdings 10% Senior Discount Notes due 2008, LIN Holdings 10% Senior Discount Add On Notes due 2008 and LIN Television 8 3/8% Senior Subordinated Notes due in 2008, including related expenses, and approximately $10.0 million in financing fees related to the issuance by LIN Television of the 6 ½% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures in the nine months ended September 30, 2003 compared to payments on long term debt of $304.9 million in the same period last year. This use of cash was partially offset by a net increase of $527.0 million in proceeds from our long-term and revolver debt in the nine months ended September 30, 2003, compared to proceeds of $399.9 million from our initial public offering in the same period last year.

     We used the proceeds from the LIN Television $200.0 million 6 ½% Senior Subordinated Notes due in 2013 and $125.0 million 2.50% Exchangeable Senior Subordinated Notes due in 2033 to retire $300.0 million aggregate principal amount on LIN Television’s 8 3/8% Senior Subordinated Notes due in 2008.

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

     The following table sets forth our estimated material contractual cash obligations, as well as committed capital expenditures and debt repayments, as of September 30, 2003 (in thousands):

	October through
	December 2003	2004-2006	2007-2008	Thereafter	Total

Principal payments and mandatory redemptions on debt (1)	1,750	48,000	360,500	325,000	735,250
Cash interest on debt (2)	9,972	118,688	51,045	133,047	312,752
Capital expenditures (3)	38	—	—	—	38
Program payments (4)	5,756	43,220	6,042	1,785	56,803
Operating leases (5)	256	1,824	553	2,073	4,706
Purchasing agreements (6)	128	—	—	—	128
Local marketing agreement payments (7)	938	3,292	33	—	4,263

Total	$18,838	$215,024	$418,173	$461,905	$1,113,940

1)	We are obligated to repay our Senior Credit Facility in December 2007, our 6 ½% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our Senior Credit Facility through 2007, on our 8% Senior Notes through 2008, on our 6 ½% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033.

3)	Our annual capital expenditures may fluctuate as a result of a number of factors, including factors such as Federal Communication Commission regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2003.

4)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $35.6 million of program obligations as of September 30, 2003 and have unrecorded commitments of $21.2 million for programming that is not available to air as of September 30, 2003.

5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

6)	We have committed $128,000 in purchase orders for office and computer supplies that are unrecorded as of September 30, 2003.

7)	We have entered into options agreements that would enable us to purchase KNVA-TV and

WNAC-TV for a fixed amount under certain conditions. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $4.3 million as of September 30, 2003.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	September 30,	December 31,
	2003	2002

Senior Credit Facilities:
Term Loan	$173,250	$—
Revolver	27,000	—
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $19,480 at September 30, 2003)	105,520	—
$210,000, 8% Senior Notes due 2008 (net of discount of $5,115 and $5,996 at September 30, 2003 and December 31, 2002, respectively)	204,885	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	710,655	864,520
Less current portion	7,000	106,154

Total long-term debt	$703,655	$758,366

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

     The repayment of the term loan began on September 30, 2003 with $1.75 million to be repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March

31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether we have met ratios specified in the senior credit agreement. We are required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon our leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

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

Covenants

     The senior credit facilities contain covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the senior credit facilities, we are required to comply with specified financial ratios, including minimum interest coverage ratios, maximum leverage ratios and minimum fixed charge coverage ratios.

     The senior credit facilities also contain provisions that prohibit any modification of the indentures governing our senior subordinated notes and senior notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes or senior notes without the consent of such lenders.

Events of Default

     The senior credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA events, judgment defaults, actual or asserted invalidity of any security interest and change of control.

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 ½% Senior Subordinated Notes due in 2013 in a private placement. The 6 ½% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of our existing and future senior indebtedness, including our senior credit facilities and 8% Senior Notes due in 2008, and rank on parity in right of payment with all of our senior subordinated indebtedness, including our 2.50% Exchangeable Senior Subordinated Debentures due in 2033. The 6 ½% Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.8 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 ½% Senior Subordinated Notes accrues at 6 ½% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 ½% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price ( as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

     LIN Television may also redeem up to 35% of the 6 ½% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

     The 6 ½% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 ½% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 ½% Senior Subordinated Notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

     In accordance with the terms of the registration rights agreements relating to the issuance of the 6 ½% Senior Subordinated Notes due 2013, we are required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to either effect an exchange offer in which holders of the 6 ½% Senior Subordinated Notes due 2013 could exchange their notes for equivalent notes registered under the Securities Act or, under certain circumstances, to maintain an effective registration statement permitting the resale of the 6 ½% Senior Subordinated Notes due 2013 for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the 6 ½% Senior Subordinated Notes due 2013.

     We have to date been unable to have the registration statement pursuant to which we intend to effect an exchange offer declared effective, and are currently incurring penalties equal to $0.10 per $1,000 principal amount of such notes per week.

2.50 % Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50 % Exchangeable Senior Subordinated Debentures due in 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due in 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due in 2013. The debentures are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp., and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp.’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

     In accordance with the terms of the registration rights agreements relating to the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due 2033, we are required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to maintain an effective registration statement permitting the resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock.

     We have to date been unable to have the resale registration statement declared effective and are currently incurring penalties equal to 0.50% per annum based on the amount of outstanding indebtedness.

     On June 13, 2003, we used the proceeds from the 6 ½% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under our senior credit facilities to redeem all of our $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. We incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the nine months ended September 30, 2003.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.5 million and $7.3 million for the three and nine months ended September 30, 2003, respectively.

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

     These senior notes are general unsecured obligations and rank equally in right of payment with all our existing and future senior indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. Each of our direct and indirect, existing and future, domestic subsidiaries guarantee the senior notes on a senior basis. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control the holders of these notes may require us to purchase all or a portion of their notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture governing the senior notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Our application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into our financial statements at their fair value determined at the date that the Interpretation first applies, which for us is December 31, 2003. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. Our maximum exposure to loss is limited to our investment in Banks Broadcasting, Inc. of approximately $11.7 million as of September 30, 2003.

     We operate two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which we have LMA agreements, hold the broadcast licenses and we hold the option to buy their broadcast licenses for approximately $4.3 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

     We believe that the terms of our LMA and related purchase option arrangements identify the entities owning the related broadcast license, the LMA Licensee, as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige us to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. We do not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, do not identify us as the party that will absorb a majority of such expected losses. Based on this assessment, we do not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. Our maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

     On April 30, 2003, the FASB issued FASB Statement No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not have a significant impact on our results of operations or financial position.

Risks Associated with Business Activities

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

     Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	the availability of high profile sporting events;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

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

     Approximately 25% of our total revenues for the nine months ended September 30, 2003 and 22%, 21% and 22% for the years ended December 31, 2002, 2001 and 2000, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

     As of September 30, 2003, we had approximately $710.7 million of consolidated indebtedness and approximately $816.0 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

     LIN TV Corp. has had net income of $5.9 million for the three months ended September 30, 2003 and net losses of $46.2 million for the nine months ended September 30, 2003 and $47.2 million, $61.7 million and $34.2 million for years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of September 30, 2003, LIN TV Corp. had an accumulated deficit of $250.6 million. LIN TV Corp. may not be able to achieve or maintain profitability.

     LIN Television has had net losses of $13.7 million and $22.0 million for the three and nine months ended September 30, 2003, respectively, and $751,000, $39.7 million and $17.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of September 30, 2003, LIN Television had an accumulated deficit of $114.3 million. LIN Television may not be able to achieve or maintain profitability.

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

     Approximately $1.7 billion, or 80%, of our total assets as of September 30, 2003, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional goodwill impairment test of our goodwill and broadcast licenses for impairment. In addition, LIN TV Corp. established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. If current trends continue through the fourth quarter of 2003, we may be required to record a charge to reflect an impairment of our broadcast licenses, goodwill or both during the fourth quarter and this impairment charge could be material to our results of operations in the quarter in which the impairment charge is recorded.

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

     The number of television stations we may acquire in any market is limited by Federal Communications Commission rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under Federal Communications Commission rules. The Federal Communications Commission generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks, Muse, Tate & Furst Incorporated currently own 23,510,137 shares of LIN TV class B common stock, which represents 47.0% of LIN TV’s capital stock at September 30, 2003. Pursuant to Federal Communications Commission rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks, Muse, Tate & Furst only own shares of LIN TV class B common stock, we believe that none of our stations will be attributed to Hicks, Muse, Tate & Furst and that no stations attributed to Hicks, Muse, Tate & Furst will be attributed to us. However, if affiliates of Hicks, Muse, Tate & Furst elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV, under current Federal Communications Commission rules and regulations, the stations that are attributable to Hicks, Muse, Tate & Furst would be attributed to us. In addition, the Federal Communications Commission has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks, Muse, Tate & Furst and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV into a majority of its voting power, thereby reducing the voting power of other LIN TV shareholders.

     Hicks, Muse, Tate & Furst and its affiliates have the ability to convert shares of LIN TV’s nonvoting class B common stock into class A common stock, subject to the approval of the Federal Communications Commission. If this occurs, affiliates of Hicks, Muse, Tate & Furst would own approximately 47.0% of our voting equity interests in LIN TV and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks, Muse, Tate & Furst and its affiliates may differ from the interests of LIN TV’s other stockholders and Hicks, Muse, Tate & Furst and its affiliates could take actions or make decisions that are not in your best interests.

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

     The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, Internet services, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders, DVDs and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek Federal Communications Commission approval to provide video services to homes.

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

The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations.

     The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash payments from networks, although in some circumstances, we make cash payments to networks.

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

     A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience, short term loss of market share or slower market growth due to advertiser uncertainty about the switch, costs of gearing up a news operation, if necessary, and the cost of the equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year to year with programs coming to the end of their production cycle and the audience acceptance of new programs in the future and the fact that national network averages are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in the affiliation switch depends largely on the value of the FCC license, which is influenced by the length of time the FCC license has been broadcasting, whether it is a VFH or a UHF license, the quality and location of the license, the audience acceptance of the licensee’s local news programming and community involvement and the quality of the other non-network programming transmitted. In addition, most of the revenue earned by television stations is attributable to locally produced news programming and syndicated product, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

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

We may be required to pay substantial penalties to the holders of our 6 ½% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures

     In accordance with the terms of the registration rights agreements relating to the issuance of our 6 ½% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures, we are required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others:

•	the failure to either effect an exchange offer in which holders of the 6 ½% Senior Subordinated Notes could exchange their notes for equivalent notes registered under the Securities Act or to maintain an effective registration statement permitting the resale of the 6 ½% Senior Subordinated Notes for more than brief intervals; and

•	the failure to maintain an effective registration statement relating to the resale of the shares of Class A common stock issuable upon conversion of the 2.50% Exchangeable Senior Subordinated Exchangeable Debentures for more than brief intervals.

These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or, in the case of the 2.50% Exchangeable Senior Subordinated Debentures, a percentage of the value of the underlying Class A common stock. We have been unable to have the registration statement pursuant to which we intend to effect an exchange offer declared effective, and are currently incurring penalties equal to $0.10 per $1,000 principal amount of the 6½% Senior Subordinated Notes per week. In addition, we have to date been unable to have the resale registration statement declared effective and are currently incurring penalties equal to 0.50% per annum based on the principal amount of outstanding 2.50% Exchangeable Senior Subordinated Debentures.

Risks Related to Our Industry

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

     During each of the three month periods ended March 31, 2003 and June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States of America engages in other foreign hostilities or there is a terrorist attack against the United States of America, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could negatively affect in the future, our results of operations.

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

     Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation became effective in November 2002. On May 2, 2003 a substantial part of the legislation was found by a special three judge federal district court to be unconstitutional. The legislation and the courts ruling remain subject to further review in the United States Supreme Court. It is not certain at this time precisely what will be the impact on our business of the portion of the act left standing by the lower court, but it could decrease the amount of advertising spent on television in connection with political campaigns. Moreover, if the Supreme Court reversed the lower court and upheld the currently invalidated provisions of the legislation, the adverse impact on political advertising purchases would likely increase.

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

     With respect to the television duopoly rule, the Commission declared that it would grant waivers of the top-four restriction under certain circumstances. It also held that two-station combinations which were not in conformance with the amended rule, e.g., where both stations were among the top four stations in the local markets in audience share, would not have to be divested. However, the Commission also determined that a non-conforming combination could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. The Commission also determined that it would continue to grandfather local marketing agreements entered into prior to November 5, 1996, such as our local marketing agreements in Austin, Texas, and Providence, Rhode Island, until the conclusion of a further ownership review rulemaking to be initiated in 2004, which would address the question of whether and under what circumstances the agreements would be permitted to continue.

     The amended rules were to become effective in September 4, 2003, but at the request of various parties which filed judicial appeals challenging the Commission’s actions, a three-judge panel of the United States Court of Appeals for the Third Circuit, which has been selected as the appellate court to hear the consolidated appeals, stayed the effectiveness of the new rules until it has issued a decision. We are unable to predict the timing or outcome of that decision or whether the decision will be subject to further judicial appeals. In addition, several parties, including the Company, filed petitions for reconsideration with the Commission asking for a variety of amendments to the amended rules, e.g., eliminating the non-transferability of grandfathered cross-ownership interests. Finally, various bills are pending in the United States Senate and House of Representatives which would restore some or all of the earlier rules and/or suspend implementation of one or more of the amended rules.

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

     The Federal Communications Commission has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $3.2 million in the fourth quarter of 2003 and $6.0 million in 2004, and operating costs. Implementation of digital television will improve the technical quality of over-the-

air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The Federal Communications Commission has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $200.3 million outstanding as of September 30, 2003 under our senior credit facilities.

     Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of September 30, 2003 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $200.3 million.

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

     Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.5 million and $7.3 million for the three and nine months ended September 30, 2003, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with participation of our chief executive officer, and persons performing the functions of a chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and persons performing the functions of a chief financial officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and persons performing the functions of a chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There was no change in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d – 15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

     We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.1     Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Registration Statement on Form S-1 of LIN TV Corp. (Registration No. 333-83068) and incorporated by reference herein).

3.2     Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation filed with the SEC on August 5, 2003. (File No. 000-25206) and incorporated by reference herein).

3.3     Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Registration Statement of Form S-1 of LIN TV Corp. (Registration No. 333-83068) and incorporated by reference herein).

3.4     Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).

4.1     Supplemental Indenture, dated as of May 12, 2003, among the Guaranteeing Subsidiaries (as defined therein), LIN Television Corporation and The Bank of New York, relating to the 8% Senior Notes due 2008 ((filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

4.2     Indenture, dated as of June 14, 2001, among LIN Television Corporation, as Issuer, the Guarantors named therein, and The Bank of New York, successor to United States Trust Company of New York, as Trustee, for the 8% Senior Notes due 2008 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

4.3     Indenture, dated as of May 12, 2003, among LIN Television Corporation, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, for the 6 ½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed with the SEC on May 14, 2003. (File No. 000-25206) and incorporated by reference herein).

4.4     Exchange and Registration Rights Agreement, dated as of May 12, 2003, among LIN Television Corporation, LIN TV Corp., the Guarantors (as defined therein) and J.P. Morgan Securities Inc., for itself and on behalf of the several Initial Purchasers named on Schedule I thereto, relating to the 6 ½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

4.5     Indenture, dated as of May 12, 2003, among LIN Television Corporation, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.2 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed with the SEC on May 14, 2003 (File No. 000-25206) and incorporated by reference herein).

4.6     Registration Rights Agreement among LIN Television Corporation, the Guarantors named therein, and Deutche Bank Securities, Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. dated May 12, 2003 (filed as Exhibit 4.5 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

4.7     Guarantee, dated as of May 7, 2003, made by LIN TV Corp. in favor of JPMorgan Chase Bank, as Administrative Agent, relating to the Amended and Restated Credit Agreement dated as of February 7, 2003 ((filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation filed with the SEC on August 5, 2003 (File No. 000-25206) and incorporated by reference herein).

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

31.8     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President of Finance of LIN Television Corporation.

32.0     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN TV Corp., dated November  17, 2003.

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Office and Offices of the Chief Financial Officer of LIN Television Corporation, dated November 17, 2003.

Reports on Form 8-K

     On October 30, 2003, the Company furnished a Current Report on Form 8-K dated October 30, 2003 under Item 12, in connection with the announcement of the Company’s financial results for the period ended September 30, 2003.

     On July 31, 2003, the Company furnished a Current Report on Form 8-K dated July 29, 2003 under Item 12, in connection with the announcement of the Company’s financial results for the period ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: November 17, 2003	By: /s/ William A. Cunningham William A. Cunningham Vice President and Controller (Principal Accounting Officer)

Item 1. Financial Statements

LIN Television Corporation
Condensed Consolidated Balance Sheets	46
Condensed Consolidated Statements of Operations	47
Condensed Consolidated Statements of Cash Flows	48
Notes to Condensed Consolidated Financial Statements	49

LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,678	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $2,386; 2002 - $2,709)	62,945	71,336
Program rights	19,392	14,515
Assets held for sale	—	10,606
Other current assets	5,124	1,631

Total current assets	101,139	265,622
Property and equipment, net	198,833	208,072
Deferred financing costs	14,759	18,316
Equity investments	81,616	84,368
Program rights	12,899	8,953
Goodwill	586,354	586,592
Broadcast licenses	1,105,579	1,106,553
Other intangible assets, net	713	1,480
Other assets	15,769	13,074

Total Assets	$2,117,661	$2,293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$—
Accounts payable	4,398	11,665
Accrued income taxes	14,064	14,022
Accrued interest expense	10,232	16,236
Accrued sales volume discount	4,011	5,415
Other accrued expenses	16,236	22,380
Liabilities held for sale	—	139
Program obligations	23,380	15,683

Total current liabilities	79,321	85,463
Long-term debt, excluding current portion	703,655	503,640
Deferred income taxes, net	514,627	494,440
Program obligations	12,250	8,381
Other liabilities	29,051	12,131
Holdings tax sharing obligations	8,364	8,364

Total liabilities	1,347,268	1,112,419

Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	884,696	1,272,913
Accumulated deficit	(114,303)	(92,302)

Total stockholders’ equity	770,393	1,180,611

Total liabilities and stockholders’ equity	$2,117,661	$2,293,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$85,769	$91,812	$252,101	$243,503
Operating costs and expenses:
Direct operating (excluding depreciation of $7.3 million and $7.2 million for the three months ended September 30, 2003 and 2002, respectively, and $23.0 million and $19.8 million for the nine months September 30, 2003 and 2002, respectively)	25,591	26,085	75,581	69,389
Selling, general and administrative	22,447	20,527	67,047	56,981
Amortization of program rights	5,784	5,576	16,489	15,710
Corporate	3,695	2,978	11,797	7,396
Restructuring charge	—	931	102	931
Depreciation and amortization of intangible assets	7,564	7,479	23,805	20,205

Total operating costs and expenses	65,081	63,576	194,821	170,612

Operating income	20,688	28,236	57,280	72,891
Other (income) expense:
Interest expense	12,428	14,066	41,092	41,807
Investment income	(174)	(874)	(924)	(2,396)
Share of income in equity investments	(736)	(155)	(2,140)	(4,209)
Loss (gain) on disposition of property and equipment	6	(47)	954	(168)
Gain on derivative instruments	(2,490)	(2,854)	(7,250)	(5,036)
Gain on redemption of investment in Southwest Sports Group	—	—	—	(3,819)
Fee on termination of Hicks Muse agreements	—	—	—	16,000
Loss on impairment of investment	—	—	250	2,750
Loss on early extinguishment of debt	—	—	23,580	2,457
Other, net	(86)	35	(451)	31

Total other expense, net	8,948	10,171	55,111	47,417

Income from continuing operations before (benefit from)
provision for taxes and cumulative effect of change in accounting principle	11,740	18,065	2,169	25,474
Provision for income taxes	25,548	6,648	24,207	11,054

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(13,808)	11,417	(22,038)	14,420
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $141 and $18 for the three and nine months ended September 30, 2002	—	261	—	34
Gain from sale of discontinued operations, net of tax provision of $820 and $285 for the three and nine months ended September 30, 2003 and tax benefit of $425 for the three and nine months ended September 30, 2002	(153)	(982)	(37)	(982)
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	—	—	30,689

Net (loss) income	$(13,655)	$12,138	$(22,001)	$(15,321)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,

	2003	2002

Net cash provided by operating activities	$32,699	$29,476
INVESTING ACTIVITIES:
Capital expenditures	(15,006)	(26,106)
Proceeds from disposals of property and equipment	34	71
Proceeds from sale of broadcast licenses and related operating assets	10,000	2,500
Investment in Banks Broadcasting, Inc.	—	(1,100)
Sale of North Dakota stations	—	36,000
Cash and cash equivalents acquired through merger with Sunrise Television and contributed by LIN TV Corp.	—	6,864
Capital distributions from equity investments	4,891	1,019
Payments for business combinations	—	(10,640)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819
Other investments and deposits	(64)	(500)
Proceeds from (purchase of) short-term investments	23,691	(61,418)

Net cash provided by investing activities	23,546	7,509

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options	1,803	787
Redemption of Sunrise Television preferred stock	—	(10,829)
Capital contribution from LIN TV Corp. of net proceeds from intial public offering	—	399,853
Proceeds from long-term debt	500,000	—
Financing costs associated with proceeds from long-term debt	(10,049)	—
Net proceeds (payments) from revolver debt	27,000	(10,000)
Principal payments on short-term debt	—	(7,125)
Principal payments on long-term debt	(301,750)	(304,925)
Cash expenses associated with early extinguishment of debt	(12,564)	—
Distribution to parent company	(390,867)	—

Net cash (used in) provided by financing activities	(186,427)	67,761

Net (decrease) increase in cash and cash equivalents	(130,182)	104,746
Cash and cash equivalents at the beginning of the period	143,860	17,236

Cash and cash equivalents at the end of the period	$13,678	$121,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

S

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

     In connection with its preparation of condensed consolidated financial statements for the quarter ended September 30, 2003, the Company has revised its original valuation of the broadcast licenses acquired in connection with its purchase of Sunrise Television Corp. as of May 2, 2002. This revision to the original valuation modifies certain assumptions to better reflect those normally expected in the application of a discounted cash flow model used to value broadcast licenses. The revised appraisal increases the initial carrying amounts of the acquired licenses.

     The Company identified an adjustment relating to its previously filed quarterly financial statements for the quarter ended June 30, 2003, arising as a result of this revised valuation. The Company has concluded that the effect of this adjustment is not material for the quarter ended September 30, 2003 or the quarter ended June 30, 2003. Accordingly, the prior quarter financial statements have not been restated. Instead, this adjustment has been recorded effective July 1, 2003. The amount of this adjustment is as follows:

(i)	An incremental gain from the sale of discontinued operations of $153,000, net of tax, related to the Company’s disposal of KRBC-TV and KACB-TV in June 2003.

     This entry has no impact on the Company’s reported cash flows.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three and nine months ended September 30, 2003 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company incurred $456,000 of stock-based employee compensation costs, net of a tax benefit of $182,000, for the three and nine months ended September 30, 2002. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(13,655)	$12,138	$(22,001)	$(15,321)
Add: Stock-based employee compensation expense, as reported	—	274	—	274
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(764)	(782)	(2,210)	(1,511)

Pro forma net (loss) income	$(14,419)	$11,630	$(24,211)	$(16,558)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company’s stock option plans issued during the three and nine months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Volatility factors	30%	33%	30%	33 - 35%
Risk-free interest rates	1.5 - 3.0%	1.5 - 3.3%	1.5 - 3.0%	1.5 - 5.1%
Weighted average expected life	2 - 5 years	2 - 5 years	2 - 5 years	2 - 6 years
Dividend yields	0%	0%	0%	0%

     The weighted average fair value of grants made under the Company’s stock option plans during the three months ended September 30, 2003 and 2002 are $5.67, and $6.40, respectively, and $5.96 and $6.79 for the nine months ended September 30, 2003 and 2002, respectively.

Note 2 — Available for Sale Securities:

     During the quarter ended March 31, 2003, the Company liquidated all of its available for sale securities for proceeds of $23.7 million. The amortized cost and fair value of the Company’s available-for-sale securities by major security type and class of security at December 31, 2002 was as follows (in thousands):

		Accrued
	Amortized	Investment	Fair
	cost	Income	Value

Corporate debt Securities	$7,627	$60	$7,687
Mortgage - backed Securities	15,851	136	15,987

	$23,478	$196	$23,674

Note 3 – Business Disposition:

     On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash to Mission Broadcasting, Inc. The operating results of these stations have been recorded as discontinued operations for the three and nine months ended September 30, 2003 and 2002.

     Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV on January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 to June 13, 2003. Accordingly, the Company recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the Company’s statement of operations

Note 4 – Equity Investments:

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

     The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	September 30, 2003	December 31, 2002

NBC joint venture	$56,840	$58,411
WAND (TV) Partnership	13,035	13,141
Banks Broadcasting, Inc.	11,741	12,816

	$81,616	$84,368

     Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $4.9 million from the joint venture in the three and nine months ended September 30, 2003, respectively. The Company received cash distributions of $408,000 and $1.0 million from the joint venture in the three and nine months ended September 30, 2002, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$39,679	$39,968	$116,176	$125,680
Operating income	23,233	22,692	65,925	74,616
Net income	5,630	6,344	16,292	27,192

	September 30,	December 31,
	2003	2002

Current assets	$27,546	$24,111
Non-current assets	241,670	236,140
Current liabilities	17,216	544
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $105,000 as of September 30, 2003 and amounts due to the Company from WAND (TV) Partnership were approximately $187,000 as of December 31, 2002. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$1,485	$2,007	$4,679	$5,571
Operating (loss) income	(174)	429	(244)	686
Net (loss) income	(239)	434	(318)	698

	September 30,	December 31,
	2003	2002

Current assets	$1,801	$2,137
Non-current assets	33,704	34,063
Current liabilities	373	751

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and therefore accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $144,000 and $82,000 as of September 30, 2003 and December 31, 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$1,270	$1,198	$3,855	$3,712
Operating loss	(477)	(414)	(1,448)	(1,268)
Net loss	(665)	(1,092)	(1,930)	(1,657)

	September 30,	December 31,
	2003	2002

Current assets	$2,210	$2,938
Non-current assets	26,773	27,149
Current liabilities	1,547	1,202
Non-current liabilities	2,077	1,596
Redeemable preferred stock	3	3

     In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, the Company will consolidate the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.7 million as of September 30, 2003.

Other Investments: The Company recorded losses of approximately $250,000 and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively, in other expenses on an equity investment in an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management are other than temporary.

Note 5 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2003	2002

Amortized Intangible Assets:
LMA purchase options	$1,477	$1,412
Network affiliations	377	377
Income leases	393	393
Accumulated amortization	(1,534)	(702)

	$713	$1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,105,579	$1,106,553
Goodwill	586,354	586,592

	1,691,933	1,693,145

Total intangible assets	$1,692,646	$1,694,625

     Amortization expense was approximately $281,000 and $832,000 for the three and nine months ended September 30, 2003, respectively. There was approximately $233,000 and $689,000 of amortization expense recorded on the LMA purchase options for the three and nine months ended September 30, 2003, respectively. There was approximately $167,000 and $333,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the three and nine months ended September 30, 2002, respectively. The Company expects that its LMA purchase options will be fully amortized by 2007. The Company recorded approximately $48,000 and $143,000 of amortization expense on network affiliation agreements and income leases for the three and nine months ended September 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

          Based on the guidance included in the Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 10 years if the Company provides at least an average level of service to its customers and complies with the applicable Federal Communications Commission (“FCC”) rules and policies and the FCC Communications Act of 1934. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

     As required by SFAS No. 142 the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. There was no impairment to the goodwill and broadcast licenses as of December 31, 2002. If current trends continue through the fourth quarter of 2003, it is possible that the Company may be required to record a charge to reflect an impairment of its broadcast licenses, goodwill or both during the fourth quarter and this impairment charge could be material to the results of operations of the Company in the quarter in which the impairment is recorded.

Note 6 — Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Senior Credit Facilities:
Term Loan	$173,250	$—
Revolver	27,000	—
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2.50% Exchangeable Senior Subordinated
Debentures due 2033 (net of discount of $19,480 at September 30, 2003)	105,520	—
$210,000, 8% Senior Notes due 2008
(net of discount of $5,115 and $5,996 at September 30, 2003 and December 31, 2002, respectively)	204,885	204,004
$300,000, 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $364 at December 31, 2002)	—	299,636

Total debt	710,655	503,640
Less current portion	7,000	—

Total long-term debt	$703,655	$503,640

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

     The repayment of the term loan began on September 30, 2003 with $1.75 million to be repaid each quarter until final maturity on December 31, 2007. The revolving credit facility is available until the scheduled termination date of March 31, 2005. Borrowings under the senior credit facilities bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 2.00% to 2.25% for the term loan and 1.50% to 2.75% for the revolving credit facility depending on whether the Company has met ratios specified in the senior credit agreement. The Company is required to pay quarterly commitment fees ranging from 0.375% to 0.750%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the senior credit facilities, in addition to annual agency and other administration fees.

6 1/2% Senior Subordinated Notes

     In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 ½% Senior Subordinated Notes due 2013 in a private placement. The 6 ½% Senior Subordinated Notes were issued at par. The 6 ½% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its 8% Senior Notes due 2008, and rank on parity in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6 ½% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.8 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 ½% Senior Subordinated Notes accrues at 6 ½% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 ½% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

          LIN Television may also redeem up to 35% of the 6 ½% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

     The 6 ½% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 ½% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 ½% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

     In accordance with the terms of the registration rights agreements relating to the issuance of the 6 ½% Senior Subordinated Notes due 2013, the Company is required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to either effect an exchange offer in which holders of the 6 ½% Senior Subordinated Notes due 2013 could exchange their notes for equivalent notes registered under the Securities Act or, under certain circumstances, to maintain an effective registration statement permitting the resale of the 6 ½% Senior Subordinated Notes due 2013 for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the 6 ½% Senior Subordinated Notes due 2013.

     The Company has to date been unable to have the registration statement pursuant to which it intends to effect an exchange offer declared effective, and is currently incurring penalties equal to $0.10 per $1,000 principal amount of such notes per week.

2.50% Exchangeable Senior Subordinated Debentures

     In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

     In accordance with the terms of the registration rights agreements relating to the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due 2033, the Company is required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, among others the failure to maintain an effective registration statement permitting the resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures for more than brief intervals.

     These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock.

     The Company has to date been unable to have the resale registration statement declared effective and is currently incurring penalties equal to 0.50% per annum based on the amount of outstanding indebtedness.

     On June 13, 2003, the Company used the proceeds from the 6 ½% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the three months ended September 30, 2003.

     Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.5 million and $7.3 million for the three and six months ended September 30, 2003, respectively.

     Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest expense:
Cash interest expense:
Senior Credit Facility (includes commitment fees)	$2,141	$274	$5,360	$3,744
$300,000 8 3/8% Senior Subordinated Notes	—	6,282	11,445	18,843
$325,000 10% Senior Discount Notes	—	—	330	—
$100,000 10% Senior Discount Notes	—	—	190	—
$210,000 8% Senior Notes	4,200	4,200	12,600	12,600
$200,000 6 1/2 Senior Subordinated Notes	3,250	—	5,056	—
$125,000 2.50 Exchangeable Senior Subordinated Debentures	781	—	1,215	—
Other	—	1,931	—	2,065

Cash interest expense	10,372	12,687	36,196	37,252
Amortization of discount and deferred financing fees	2,056	11,932	11,986	35,439

Total interest expense	$12,428	$24,619	$48,182	$72,691

Note 7 — Restructuring Charge:

     During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $102,000 of restructuring charges for the three months ended September 30, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $179,000 during the six-month period ended September 30, 2003 and expects to pay the balance of approximately $430,000 during fourth quarter of 2003.

Note 8 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $17,000 and $55,000 for the three and nine months ended September 30, 2003, respectively, and $15,000 and $72,000 for the three and nine months ended September 30, 2002, respectively.

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 for the period ended June 30, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million, which were exercised on May 8, 2002.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of approximately $122,000 and $406,000 for the three and nine months ended September 30, 2003, respectively, and $223,000 and $468,000 for the three and nine months ended September 30, 2002, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive.

Note 9 — Contingencies:

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and other outstanding indebtness; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 10 — Income Taxes:

     LIN Television Corporation’s provision for income taxes for the three and nine-month periods ended September 30, 2003 is approximately $25.5 and $24.2 million, respectively, compared to a provision of approximately $6.6 million and $11.1 million for the same periods last year. The change for the nine month period is primarily due to LIN Television Corporation recording a non-cash charge related to a valuation allowance of $22.1 million to establish a valuation allowance on all of its deferred tax assets based on management’s assessment that it is no longer more likely than not that the asset will be realized. LIN Television uses a discrete provision for the three and nine-month period ended September 30, 2003 in order to more accurately calculate its provision for income taxes.

Note 11 — Recently Issued Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is December 31, 2003, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.7 million as of September 30, 2003.

     The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds the option to buy their broadcast licenses for approximately $4.3 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

     The Company believes that the terms of its LMA and related purchase option arrangements identify the entities owning the related broadcast licenses as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. The Company notes that since March 2002 neither of its LMA arrangements have put options. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company’s maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

     On April 30, 2003, the FASB issued SFAS No. 149 , “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not have a significant impact on the Company’s results of operations or financial position.