Form 10-K
period 2003-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2004-03-15
CIK 1166789, 931058

UNITED STATES OF AMERICA

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 30, 2003 on the New York Stock Exchange) was approximately $623.5 million.

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 3, 2004: 26,721,532 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 3, 2004: 23,510,137 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 3, 2004: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 3, 2004; 1,000 shares.

PART I
Item 1.	Business	1
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	28
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63

PART III
Item 10.	Directors and Executive Officers of the Registrant	64
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions	77
Item 14.	Principal Accountant Fees and Services	78

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	79
Schedule I.	Condensed Financial Information of the Registrant	F-80
EX-10.4 AMENDMENT TO RESTATED CREDIT AGREEMENT
EX-10.5 FORM OF STOCK PLEDGE AGREEMENT
EX-21 SUBSIDIARIES
EX-23.1 CONSENT OF PWC (LIN TELEVISION)
EX-23.2 CONSENT OF PWC (LIN TV CORP)
EX-31.1 CERTIFICATION - CEO LIN TV CORP
EX-31.2 CERTIFICATION - CONTROLLER LIN TV CORP
EX-31.3 CERTIFICATION - TREASURER LIN TV CORP
EX-31.4 CERTIFICATION - VP FINANCE LIN TV CORP
EX-31.5 CERTIFICATION - CEO LIN TELEVISION
EX-31.6 CERTIFICATION - CONTROLLER LIN TELEVISION
EX-31.7 CERTIFICATION - TREASURER LIN TELEVISION
EX-31.8 CERTIFICATION - VP FINANCE LIN TELEVISION
EX-32.1 CERTIFICATION SECTION 906 LIN TV
EX-32.2 CERTIFICATION - SECTION 906 LIN TELEVISION

i

PART I

Item 1.	Business:

Overview

We are a pure-play television company covering the United States and Puerto Rico. Our stations cover approximately 6.8% of U.S. television households and all of the 1.3 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators. We own or operate 24 stations, including two stations pursuant to local marketing agreements and three low power networks and have equity investments in five other stations. We believe we are well positioned to benefit from future growth and to participate in a consolidation of our industry, including opportunities that may arise as a result of changes in the regulatory environment.

We seek to be the largest local television presence in our local markets by combining strong network programming with leading local news and a multi-channel strategy. Our multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in eight markets either under “duopolies” in which we own two stations in a single market, or under local marketing agreements. Under local marketing agreements, we provide substantial portions of the broadcast programming for airing on another station located in one of our markets and sell advertising time for that station. We have stations affiliated with eight television networks. Our focused local sales force has capitalized on our strong local presence to increase the percentage of our net revenues from local advertising, a historically stable revenue source for the television broadcast industry.

Our management team is recognized as an industry leader. Gary R. Chapman, our Chairman, President and Chief Executive Officer, along with Paul Karpowicz, our Vice President of Television, has led us for over 15 years. Mr. Chapman has been the Chairman of the Board of the National Association of Broadcasters, President and Chairman of MSTV and served on the boards of several other major television industry groups. Mr. Karpowicz has been Chairman of the CBS Affiliates Board and served on the boards of several other major television industry groups including National Association of Broadcasters and Television Bureau of Advertising. Our senior management team has, on average, more than 21 years of experience in the television broadcast industry. Our management team has successfully identified and implemented innovative business strategies, including pioneering the multi-channel strategy, which we extended to a regional basis.

LIN TV Corp. was incorporated on February 11, 1998 and LIN Television Corporation was incorporated on June 18, 1990. Our corporate offices are at Four Richmond Square, Providence, Rhode Island. LIN Television Corporation is a wholly owned subsidiary of LIN TV Corp.

History of losses

We had net losses of $90.4 million, $47.2 million, and $61.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of the amortization and impairment of intangible assets and debt service obligations. In addition, as of December 31, 2003, we had an accumulated deficit of $294.8 million. As of December 31, 2003, we had $700.4 million of total debt.

Development of Our Business

Ownership and Organizational Structure

In 1998, a group of investors led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) a private investment firm that specializes in leveraged acquisitions, recapitalizations and other investing activity, formed a Delaware corporation, Ranger Equity Holdings Corporation, which acquired LIN Television Corporation. LIN Television Corporation was then a publicly traded company. LIN Television Corporation has been engaged in television broadcasting since 1966. As a result of the acquisition, LIN Television Corporation became an indirect wholly owned subsidiary of Ranger Equity Holdings Corporation, which changed its name to LIN TV Corp. (“LIN TV”) in February 2002.

On December 17, 2003, LIN Television Corporation and LIN Holdings Corp., previously the parent of LIN Television Corporation, merged, with LIN Television Corporation as the surviving entity. As a result LIN Television Corporation became an indirect wholly-owned subsidiary of LIN TV Corp.

On May 3, 2002, LIN TV class A common stock began trading on the New York Stock Exchange. In connection with the initial public offering, LIN TV amended its corporate charter to create three classes of common stock. Class A common stock and class C common stock are both voting common stock, although class C common stock is entitled to 70% of LIN TV’s voting power. Class B common stock has no voting rights, except that without consent of a majority of the class B common stock, LIN TV may not enter into a wide range of corporate transactions. The equity restructuring was intended to facilitate LIN TV’s initial public offering by enabling it to issue voting stock while otherwise preserving the pre-existing equity structure, in which the class B stockholders were not deemed to have an attributable ownership interest in LIN TV’s media holdings pursuant to the rules of the Federal Communications Commission (“FCC”).

The following diagram summarizes our organizational structure as of December 31, 2003:

Substantially all of the shares of LIN TV’s class B common stock are held by affiliates of Hicks Muse and the remainder are held by former affiliates of Hicks Muse. The class B common stock is convertible into class A common stock and class C common stock in various circumstances. As of December 31, 2003, if affiliates of Hicks Muse converted the shares of class B common stock held by them into shares of class A common stock, the shares of class C common stock would automatically convert to shares of class A common stock. As a result of this conversion the converted shares of class C common stock would represent less than 0.01%, and affiliates of Hicks Muse would own 46.9%, in each case, of the total number of shares of class A common stock of LIN TV outstanding. Hicks Muse has advised us that it has no current intention to convert shares of class B common stock held by its affiliates into shares of class A common stock or class C common stock. Hicks Muse has further advised us that it currently believes it would consider electing to convert its shares of LIN TV class B common stock if the legal requirements limiting ownership of interests in broadcast and other media businesses change to permit the ownership of voting interests in LIN TV by Hicks Muse or if it disposes of its interests in other broadcast or media businesses that would give rise to legal ownership limitations as a result of the share conversion.

Developments of business in 2003

KRBC-TV and KACB-TV. On June 13, 2003, we sold the broadcast licenses and certain operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash to Mission Broadcasting, Inc. The operating results of these stations have been recorded as discontinued operations for the years ended December 31, 2003 and 2002. Concurrent with entering into the agreement to sell the stations, we entered into a local marketing agreement with Mission, pursuant to which Mission began operating KRBC-TV and KACB-TV on January 1, 2003. Under the terms of the local marketing agreement we transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 to June 13, 2003. Accordingly, we recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the our statement of operations.

WIRS-TV. On August 22, 2003, we entered into an agreement with Marantha Christian Network Corporation to purchase the broadcast license and certain operating assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million and had a deposit of $226,000 paid in connection with this agreement at December 31, 2003. This purchase was completed on January 14, 2004.

700 MHz Licenses. On December 20, 2002 and June 13, 2003, we acquired for $6.3 million, 31 licenses of 700 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; Providence, Rhode Island; Grand Rapids, Michigan; and Fort Wayne, Lafayette and various rural areas in Indiana. The spectrum can be utilized for any purpose other than analog television, but in any particular location cannot be used until vacated by incumbent broadcast licenses.

Developments of business prior to 2003

We have developed our business through a combination of acquisitions, dispositions and organic growth. Since March 1998, when we were acquired by a group of investors led by Hicks Muse, we have acquired and disposed of the following businesses and assets:

•	On June 3, 1999, we contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, a Texas limited liability company and an entity in which affiliates of Hicks Muse have a substantial economic interest. In exchange, we received 500,000 units of Southwest Sports Group Holding’s series A preferred units, par value $100.00 per unit, valued at $47.0 million (exclusive of accrued interest) at the time of the transaction.

•	On June 30, 1999, we acquired the assets of WOOD-TV and the local marketing agreement rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market. The total purchase price, including transaction costs, for the acquisition was $142.4 million and was funded by a combination of operating funds and $93.0 million of borrowings under our senior credit facilities. On January 29, 2002, we acquired the broadcast license and certain operating assets of WOTV-TV for $2.9 million.

•	On October 19, 1999, we acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent television station in San Juan, Puerto Rico. The total purchase price, including transaction costs, for the acquisition was $71.8 million, and was funded by a combination of operating funds and $60.0 million of borrowings under our senior credit facilities.

•	On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest in certain assets of WAND-TV, including its broadcast license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership.

•	On August 15, 2000, we formed Banks Broadcasting Inc. with 21st Television, L.L.C., an entity in which Hicks Muse has a substantial indirect economic interest, and BancAmerica Capital Investors

SBICI, L.P. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Television both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting. Banks Broadcasting owns and operates KWCV-TV, the WB affiliate serving the Wichita-Hutchinson, Kansas market, and owns and operates KNIN-TV, a UPN affiliate serving the Boise, Idaho market. As of December 31, 2003, we have made an investment of $16.7 million in Banks Broadcasting.

•	On November 10, 2000, we acquired the broadcast license and certain operating assets of WWLP-TV, an NBC affiliate in Springfield-Holyoke, Massachusetts. The total purchase price, including transaction costs, for the acquisition was $128.0 million, and was funded by borrowings under our senior credit facilities. Although we did not own or control the assets or broadcast license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity as a result of our $75.0 million guarantee of WWLP Holdings debt and other factors, and we were deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with our results of operations since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

•	On June 5, 2001, we acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence, Rhode Island-New Bedford, Massachusetts market. Simultaneously with the acquisition, we assumed an existing local marketing agreement with Sunrise Television Corp. (“Sunrise”), an entity in which Hicks Muse had a substantial economic interest, under which STC Broadcasting operated WNAC-TV. The total purchase price was $2.5 million, and was funded with a note payable to Sunrise.

•	On July 25, 2001, we acquired the broadcast license and certain operating assets of WNLO-TV (formerly called WNEQ-TV), an independent television station located in Buffalo, New York. We operated WNLO-TV from January 29, 2001 until July 25, 2001 under a local marketing agreement. The total purchase price, including transaction costs, was $26.0 million, and was funded by operating funds.

•	On August 2, 2001, we acquired all of the outstanding common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico, and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transaction costs, was $11.7 million, and was funded by operating funds.

•	On April 22, 2002, we sold to Super Towers, Inc. the broadcast license and certain related assets of WNAC-TV in exchange for a $2.5 million promissory note due in June 2006.

•	On May 2, 2002, concurrent with the consummation of LIN TV’s initial public offering, LIN TV acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to our operations, four of which are now owned and operated by us, two of which were sold to Mission Broadcasting, and one of which is subject to a proposed sale to Barrington Broadcasting pending Federal Communications Commission approval and one of which is operated by us under a local marketing agreement. We issued common stock and options with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. Prior to the acquisition, affiliates of Hicks Muse held Sunrise 14% redeemable preferred stock and 14% senior subordinated notes with a face value including accrued interest and accumulated dividends, of $87.7 million as of May 2, 2002, and exchanged these obligations for 3,736,000 shares of our class B common stock on May 2, 2002. In conjunction with the acquisition of Sunrise, we sold to Smith Television of North Dakota, Inc. the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million and we retained the other operating assets and the cash flow provided by the North Dakota television stations until August 23, 2002, on which date we sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

Subsequent Developments

•	On January 8, 2004, we signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan for $24.0 million. This transaction is subject to the Federal Communications Commission’s approval and is expected to be completed by the middle of 2004.

•	On January 14, 2004, we purchased WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network Corporation for a total purchase price of $4.5 million.

•	On January 30, 2004, we signed an asset purchase agreement for the broadcast license and certain operating assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million, subject to FCC approval.

Description of Our Business

Strategy

We seek to increase our cash flow through revenue and audience growth and the continued implementation of effective cost controls. In addition, we seek growth through acquisitions. The principal components of this strategy are to:

•	Create and Maintain Local News Franchises. We operate the number one or number two local news station in 92% of our markets and generated 67% of our advertising revenues from local sales in 2003. We believe that successful local news operations have been and will remain critical in taking advantage of the increasing importance of local advertising revenue to our industry. In addition, news audiences generally have the best demographic profiles for advertisers, serve as strong lead-ins for other programming and foster a high profile and the development of a strong local station brand in the community.

•	Expand our Multi-Channel Presence to Other Markets. We were among the first television broadcasters to expand our presence in our markets through local marketing agreements, most of which have been converted to duopolies, and subsequently through low-power television stations, local cable weather channels and joint sales agreements. In addition, our multi-channel strategy allows us to realize significant cost savings by consolidating engineering and back office functions. We intend to take advantage of additional revenue growth and cost savings opportunities in our existing multi-channel markets and other markets.

•	Capitalize on Strong Network Relationships and Programming to Diversify our Audience. We have stations affiliated with eight networks: NBC, CBS, ABC, FOX, the WB, UPN, Telefutura and Univision. These network affiliations provide our stations with competitive programming, including strong national news programming and high-profile sports events such as the Olympic Games, NFL football and the NCAA Basketball Tournaments. In our multi-channel markets, our second station is generally affiliated with networks, such as the WB or UPN, which target younger viewers, or Univision and Telefutura, which target the Hispanic market. This targeting allows us to broaden our audience and advertising base.

•	Continue to Capture Disproportionate Revenue Share. We have generally captured revenue share greater than our audience share. Given our strong local news and sales efforts, we seek to continue to convert our audience share into a disproportionate share of advertising revenues.

•	Operate and Expand our Regional Clusters. We have developed regional television station clusters to extend the benefits of our multi-channel strategy to a regional basis, in Indianapolis, Indiana and Springfield, Massachusetts. We service seven stations from the Indianapolis cluster and five stations from the Springfield cluster. Each cluster centralizes engineering and back office operations for multiple stations at a single location. We will seek additional opportunities to add stations to our existing regional clusters or form new clusters as the growth of our business warrants.

•	Maintain Strict Cost Controls. We have achieved operating efficiencies by applying scale in the purchase of programming, capital equipment and vendor services and by reducing our workforce through the implementation of our clustering strategy and automation efficiencies.

•	Expand Through Selective Acquisitions. We seek to grow through acquisitions, mergers and station swaps. We target opportunities where we can leverage our ability to establish a leading news franchise, create additional multi-channel markets, create or add to regional clusters and reduce costs. We expect to participate in a consolidation of our industry, including through opportunities that may arise as a result of regulatory changes. For example, a number of the Federal Communications Commission’s most restrictive ownership regulations, including newspaper-television cross ownership and television duopoly rules, are currently under judicial review and could be relaxed in the near term. We believe that these regulatory changes may provide us with attractive acquisition and merger targets.

Principal sources of revenue

Time sales (television advertising)

We receive revenues principally from advertising sold for placement within and adjoining our locally originated programming and within and adjoining our network and syndicated programming. Advertising rates for a given station are set based upon a variety of factors, including the size and demographic makeup of the market served by the television station, a program’s popularity among television viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the station’s market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Our advertising rates are also affected by our sales force and the development of projects, features and programs that tie advertiser messages to programming.

The television markets in which our television stations compete are defined by the television industry’s designated audience measurement service, A.C. Nielsen Co. Nielsen currently divides the United States of America into approximately 210 Designated Market Areas, or DMAs, each of which consists of those counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen samples audience television viewing periodically by means of meters, and diaries in larger markets, or only diaries, in smaller markets, and periodically publishes estimated audiences for broadcast stations and cable networks. The estimates are expressed in terms of the number of households or demographic groups that watch a given program: ratings — the percentage of the total potential audience in the market; and shares — the percentages of the audience actually watching television.

Network compensation

The three oldest networks, ABC, CBS and NBC, have historically made cash compensation payments for each hour of network programming that we carry, with the size of these fees varying by type of programming and when it was broadcast. The newer networks, such as FOX, the WB, and UPN, provide somewhat less programming than the three oldest networks and generally require us to pay compensation to the network.

The major broadcast networks recently have renewed or extended many of their affiliation agreements contingent upon reduction or elimination of compensation payments because of increased competition from subscription-based cable networks for programming, particularly sports programming.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations and acquire available syndication programming by providing a portion of the available selling time within the program.

Other revenues

We receive other revenues from sources such as our stations’ Internet websites, renting space on our television towers, renting our production facilities and providing television production services.

The following table represents the percentage of revenues that is derived from each category for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Time sales, net	92%	92%	91%
Network compensation	3%	3%	3%
Barter revenue	3%	4%	5%
Other revenue	2%	1%	1%

Net revenues	100%	100%	100%

Seasonality of our business

Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. Our operating results are similarly affected by the fluctuations in our revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates. This occurs every two to four years depending on the market.

During years in which the Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. This occurs every two years with the next Summer Olympics scheduled for August 2004.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

Dependence on a single customer category

We are also dependent to a significant degree on automotive-related advertising. Approximately 25%, 22% and 21% of our total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially and adversely affect our results of operations.

Distribution of programming

The programming that is broadcast on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations,

•	Low-power television stations,

•	Local market agreements or joint sales agreements,

•	Cable television, or

•	Direct broadcast satellite.

Full-power television stations

As an industry, commercial television broadcasting of full-power television stations, is now over 60 years old. The first stations were located exclusively in the very high frequency band, VHF, channels 2 – 13, but today over half of the nearly 1,200 licensed commercial stations are located in the ultra high frequency band, UHF, channels 14 – 69. Historically, VHF stations had a competitive edge because of greater signal coverage, lower transmission costs and universal receiver reach. Improvements in UHF transmitters, the elimination of VHF-only receivers and nearly ubiquitous cable and satellite carriage have largely equalized the technical reach of VHF and UHF stations. VHF stations remain generally stronger largely for historical reasons, including earlier affiliation with the major networks and more established local news operations.

We operate 8 VHF full-power television stations and 16 UHF full-power television stations, including our two stations operated under local marketing agreements. Our full-power television stations generate 99% of our net revenue, including our two stations operated under local marketing agreements which contribute 6% to net revenue.

See “Government Regulation of the Television Industry” for a discussion of regulatory issues facing the commercial television broadcasting industry. See “Our television stations” below for a listing of our full-power television stations.

Low-power television stations

Low-power broadcast television stations are licensed by the Federal Communications Commission (“FCC”) to provide service to areas that are substantially smaller than those of full-power stations.

Although for many years low-power television stations were licensed only on a basis that allowed them to be displaced by a full-power station that wanted to change its coverage area or by a new digital station. Legislation passed in 1999 granted additional protection to low-power stations meeting certain eligibility criteria, such as carrying certain amounts of local and children’s educational programming. These stations are known as Class A stations and are largely protected against displacement by full-power stations and have the right to convert to digital transmissions.

We own and operate 27 low-power television stations, of which 21 have received Class A status. In Grand Rapids, Michigan, Austin, Texas and Indianapolis, Indiana we have been able to program multiple low power stations in a “network” covering the majority of the applicable market and functioning like a full-power station. Our low-power stations in these three markets are affiliated with UPN, Telefutura and Univision, respectively. The remaining 11 low-power stations are used primarily to extend the coverage of the primary stations.

Local marketing agreements and joint sales agreements

We currently operate two of our stations under local marketing agreements. Under our local marketing agreements, we provide substantial portions of the programming on another station, which is owned by another company or individuals, in the same market as our station and sell advertising time for that station.

Our local marketing agreements require us to pay fixed periodic fees. We incur programming and operating costs relating to the operation of our local marketing agreement stations, but retain all advertising revenues. We believe that these local market agreement increase the likelihood of financial viability of each station served pursuant to a local marketing agreement by using our negotiating expertise, operating efficiencies, and management team to provide programming and marketing support to the local marketing agreement station. We also benefit from the cross-marketing of programming and the ability to time-shift certain programming, rebroadcast a local news program at an earlier or later time to appeal to additional viewers.

Although the FCC’s current “duopoly” rule applies to local marketing agreements, our local marketing agreements for KNVA-TV Austin, Texas and WNAC-TV, Providence, Rhode Island are grandfathered. We have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with another party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current local marketing agreement.

We have furthered our multi-channel strategy through joint sales agreements with stations affiliated with the PAX network in two markets: Grand Rapids, Michigan, and Norfolk, Virginia. Under these agreements we provide office space, sales personnel, some technical master control services and limited programming, including the ability to repeat some of our local newscasts, in exchange for reimbursement of some costs and a share of the advertising sales. These agreements give our sales force the ability to sell additional advertising inventory with a different demographic profile and allow us to extend our brand through the broadcast of our local programming on additional stations.

Cable television and direct broadcast satellite

Cable penetration has grown from under 10% of homes in 1972 to over 67% today. Direct broadcast satellites capture another 17% of U.S. households. Historically, cable systems had the right to carry local broadcast stations for free. Carriage of local stations with improved reception has been a key selling point for cable systems to attract subscribers. Since 1999, satellite systems have had the right to carry local stations as well, and today direct broadcast satellite providers are transmitting local stations in most of the top 50 DMAs. As a consequence, over 80% of U.S. households receive their local broadcast signals by cable or satellite. Thus cable and satellite are not only broadcast stations’ primary competitors, they are also their primary distributors.

Local stations secured the statutory right to demand consent for carriage by cable systems in 1993. Since that time, most major network affiliates have been carried by agreement with most cable operators in their markets. Emerging network affiliates, by contrast, generally have relied upon the FCC’s rules, which require carriage of any qualifying local station that chooses not to be carried by agreement.

In certain instances, broadcast stations have been able to obtain compensation from cable operators of various kinds for carriage of their signals. The ability of stations to enter into favorable arrangements has been negatively impacted in recent years by the high degree of local and national consolidation in the cable industry. Competition for station signals has been augmented by the initiation of local station carriage by direct broadcast satellite operators DirecTV and EchoStar.

Our stations are carried on cable or satellite systems owned or operated by more than 150 different companies, ranging from the large multiple-system operators and direct broadcast satellite providers, such as Comcast, Time Warner Cable, DirecTV and Echostar, who may have systems or customers in five or more of our markets, to small systems serving a single building or subdivision in a single market. Approximately two-thirds of this carriage is by agreement and one-third by operation of the FCC’s must-carry rules. The terms of carriage by agreement vary widely, with some agreements providing for cash compensation for the primary signal, some providing cash for carriage of weather programming provided by our stations, other means of compensation such as carriage of low-power networks, enhanced channel placement, advertising purchases, and joint promotional activities. The cash compensation received from these agreements is not material to our operating results.

Virtually all of our stations have opted for must-carry with respect to at least some cable systems in their markets and in some instances with respect to all the systems in their markets. From time to time, some of our stations and/or local marketing agreements have been unable to reach agreement with cable operators and have been carried pursuant to short-term agreements. In a few instances stations have not been carried on one or more cable systems for periods ranging from a few days to two years. In general, broadcasters make must-carry retransmission consent elections every three years, with the next election to be made by October 1, 2005, to become effective January 1, 2006.

Our television stations

We operate 24 stations, including two stations pursuant to local marketing agreements and three low-power networks and have equity investments in five stations. The following table lists the stations that we either operate or in which we have an equity investment:

Market	DMA Rank(1)	Station	Affiliation	Channel	Status(2)

Owned and operated:
Indianapolis, IN	25	WISH-TV	CBS	8	O&O
		WIIH-CA	Univision	17	O&O
Hartford-New Haven, CT	27	WTNH-TV	ABC	8	O&O
		WCTX-TV	UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O
		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	10	O&O
		WVBT-TV	FOX	43	O&O
Buffalo, NY	44	WIVB-TV	CBS	4	O&O
		WNLO-TV	UPN	23	O&O
Providence, RI-New Bedford, MA	48	WPRI-TV	CBS	12	O&O
		WNAC-TV	FOX	64	LMA
Austin, TX	54	KXAN-TV(3)	NBC	36	O&O
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutura	Various	O&O
Dayton, OH	59	WDTN-TV	ABC	2	O&O
Flint-Saginaw-Bay City, MI(4)	64	WEYI-TV(4)	NBC	25	O&O
Toledo, OH	69	WUPW-TV	FOX	36	O&O
Fort Wayne, IN	105	WANE-TV	CBS	15	O&O
Springfield-Holyoke, MA	106	WWLP-TV	NBC	22	O&O
Lafayette, IN	189	WLFI-TV	CBS	18	O&O
San Juan, PR	—	WAPA-TV(3)	IND	4	O&O
		WJPX-TV(3)	IND	24	O&O
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV
Operated by Banks Broadcasting, Inc.
Wichita, KS	67	KWCV-TV	WB	33	JV
Boise, ID	123	KNIN-TV	UPN	9	JV
Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV	NBC	5	JV
San Diego, CA	26	KNSD-TV	NBC	39	JV

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

(3)	KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations, except for WTIN-TV, which we operate pursuant to a local marketing agreement and agreed to purchase on January 30, 2004 subject to FCC approval.

(4)	WEYI-TV is subject to an asset purchase agreement dated January 8, 2004.

We have a 33.3% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest held by us in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership and Block Communications received a 66.7% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. During the year ended December 31, 2003, the partnership had $6.4 million in revenue and did not distribute any cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise, Idaho. On August 15, 2000, we, 21st Television, L.L.C., an entity in which Hicks Muse has a substantial indirect economic interest, and BancAmerica Capital Investors SBICI, L.P. formed Banks Broadcasting, Inc. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Television both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. During the year ended December 31, 2003, the joint venture generated $5.2 million of revenue and did not distribute any cash to us.

We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture and NBC operates the stations owned by the joint venture pursuant to a management agreement and has managerial control over the joint venture. General Electric Capital Corporation provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. During the year ended December 31, 2003, the joint venture generated $158.2 million of revenue and distributed $7.5 million of cash to us.

We own and operate 27 additional low-power television stations, of which 21 received class A status. In Grand Rapids, Michigan, Austin, Texas and Indianapolis, Indiana we have been able to program multiple low power stations in a “network” covering the majority of the applicable market and functioning like a full-power station. Our low power stations in these three markets are affiliated with UPN, Univision’s Telefutura Network and the Univision network, respectively. The remaining 11 low-power stations are used primarily to extend the coverage of the primary stations.

In addition, we provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids, Michigan and WPXV-TV in Norfolk, Virginia that are owned by Paxson Communications Corporation. Under these agreements we provide office space, sales personnel, some technical master control services and limited programming, including the ability to repeat some of our local newscasts, in exchange for reimbursement of some costs and a share of the advertising sales. We received reimbursements and sales commission of $1.0 million for the year ended December 31, 2003, which offset our expenses. These agreements give our sales force the ability to sell additional advertising inventory with a different demographic profile and allow us to extend our brand through the broadcast of our local programming on additional stations.

Sources and availability of programming

We program our television stations from the following sources:

•	Locally produced news and general entertainment programming by our local television stations using the station’s facilities and employees.

•	Network programming.

•	Syndication programming — off-network programs, such as “Friends” or “Seinfeld”, and first-run programs, such as “Oprah” or “Wheel of Fortune.”

•	Barter syndication programs — arrangements where the syndicators provide programming to the stations in exchange for retaining time within the program for the syndicator to sell advertising time.

•	Paid programming — third party arrangements where a third party pays the stations for a block of time, generally in one half or one hour time periods to air programming.

•	Local Weather Station — we provide weather programming to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

We produce and broadcast 414 hours of local news programming per week, with news on all but three of our stations. We believe that successful local news operations have been and will remain critical in enabling us to take advantage of the increasing importance of local advertising revenue to our industry. In addition, news audiences generally have the best demographic profiles for advertisers, serve as strong lead-ins for other programming, foster a high profile and strong local station brand in the community.

Local news programming allows us greater control over our programming costs. The increased competition for programs — off-network reruns, such as “Friends” or “Seinfeld”, and first-run syndication programs, such as “Oprah” or “Wheel of Fortune”— by other broadcast television stations and cable program networks continues to escalate the prices we must pay for these programs, while at the same time causing the audience to become more fragmented.

In addition to local news programs, off-network re-runs, first-run syndication programs, and network programs, we produce 25 hours of local entertainment programs per week for our stations in Puerto Rico and we acquired the rights to other non-network programming from syndicators through barter exchange. In a barter exchange, we typically give the syndicator a substantial portion of available advertising space within a barter program in exchange for the rights to air that program.

Barter revenue is accounted for at the fair value of the program received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter transactions is recorded at the time the advertising is broadcast, and the barter expense is recorded at the time the services are used.

The following table lists the number of hours of locally-produced news programming offered by our stations as of December 31, 2003:

Number of hours of locally-produced news programming per week (owned and operated stations)

			Network	Hours per
DMA	DMA Rank(1)	Station	Affiliation	Week

Indianapolis, IN	25	WISH-TV	CBS	37
Hartford-New Haven, CT	27	WTNH-TV	ABC	34
		WCTX-TV	UPN	4
Grand Rapids-Kalamazoo-
Battle Creek, MI	38	WOOD-TV	NBC	30
		WOTV-TV	ABC	—	(3)
		WXSP-CA	UPN	—	(3)
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	NBC	38
		WVBT-TV	FOX	7
Buffalo, NY	44	WIVB-TV	CBS	39
		WNLO-TV	UPN	4
Providence, RI — New Bedford, MA	48	WPRI-TV	CBS	25
		WNAC-TV	FOX	9
Austin, TX	54	KXAN-TV(2)	NBC	25
		KNVA-TV	WB	—
Dayton, OH	59	WDTN-TV	ABC	25
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	17
Toledo, OH	69	WUPW-TV	FOX	6
Fort Wayne, IN	105	WANE-TV	CBS	24
Springfield-Holyoke, MA	106	WWLP-TV	NBC	31
Lafayette, IN	189	WLFI-TV	CBS	22
San Juan, Puerto Rico	—	WAPA-TV(2)	IND	37
		WJPX-TV(2)	IND	—

			Total hours	414

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	KXAN-TV includes a satellite station, KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations, except for WTIN-TV, which we operate pursuant to a local marketing agreement and agreed to purchase on January 30, 2004 subject to FCC approval.

(3)	WOTV-TV and WXSP-CA simulcast 25 hours and 2.5 hours, respectively, of locally produced news from WOOD-TV.

Network programming

The vast majority of commercial television stations are affiliated with broadcast networks which are their primary program suppliers. Stations with no affiliation, such as our stations in Puerto Rico, are known as independents. Network affiliation agreements generally give stations both the exclusive right and, subject to certain limited preemption rights, the obligation to carry the networks’ programming and the network advertising within it. The affiliates receive the ability to sell some of the time within and around the network programs, as well as preserving substantial local time periods which they program and for which they retain all advertising revenues. Moreover, the traditional networks, ABC, CBS and NBC, have historically given cash compensation payments for each hour of network programming carried by the affiliates with the size of the fees varying by type of programming and when it was broadcast.

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

The programming strength of a particular affiliate’s network may affect that station’s competitive position. Our stations are diversified in affiliations among major and emerging networks, reducing the potential impact of any one network’s performance. We believe that network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

We have stations affiliated with eight networks: NBC, CBS, ABC, FOX, the WB, UPN, Telefutra and Univision. Of the stations we operate, 22 are affiliated with a network pursuant to an affiliation agreement.

Our primary station in a local market is generally affiliated with a major network such as ABC, CBS, NBC or FOX. The second or third station we operate in a market is generally affiliated with one of the emerging networks such as the WB, UPN, Telefutra or Univision. The major networks provide more hours of programming and more diversified programs such as general entertainment programming, network news programming, sports programming, and major events programming. An emerging network generally provides general entertainment programming during the evening hours for all or most nights whereas a major network provides programming for all dayparts — early morning, daytime, late night and weekends. An emerging network will provide between 15 to 30 hours of programming per week compared to a major network that will supply up to a 100 hours of programming per week.

Our stations generate on average approximately 28% of their total revenue from the sale of advertising within the network programming carried by our stations. Our stations that are affiliated with the major networks generally generate a higher percentage of revenue from the sale of advertising within network programming.

In addition to network-related revenues, our stations generate significant revenues from the sale of advertising time within off-network syndication or first run syndication programs during the early evening hours. Our stations affiliated with emerging networks generate a significantly higher percentage of this type of revenue than do our stations affiliated with major networks. This is due to the increased numbers of time slots available to sell, as compared to the stations with the older networks, and to the popularity of those programs.

Our affiliation agreements have terms of up to 10 years, with scheduled expiration dates ranging from August 29, 2004 to December 31, 2010. A chart listing the expiration dates of each of our network affiliation agreements is listed below. Typically, these agreements either contain automatic extensions or are renewed upon their expiration dates.

Our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of the voting power of LIN TV Corp., or LIN Television Corporation. If Hicks Muse elects to convert the shares of LIN TV Corp. Class B common stock held by it into shares of either LIN TV Corp. Class A common stock or LIN TV Corp. Class C common stock, such conversion would likely result in a change of control of our stations under our network affiliation agreements. For further information, see “— Risks Related to Our Business — The loss of network affiliation agreements could materially and adversely affect the results of operations.”

Status of our network affiliations (owned and operated stations)

					Weekly Hours
		DMA			of Network	Contract
Network	DMA	Rank(1)	Station		Programming	End Date

NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV		94	12/31/2010
	Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV		79	12/31/2010
	Austin, TX	54	KXAN-TV	(3)	83	12/31/2010
	Springfield-Holyoke, MA	106	WWLP-TV		90	12/31/2010
	Flint-Saginaw-Bay City, MI	64	WEYI-TV		74	12/31/2010
CBS	Indianapolis, IN	25	WISH-TV		88	12/31/2005
	Buffalo, NY	44	WIVB-TV		83	12/31/2005
	Providence, RI — New Bedford, MA	48	WPRI-TV		92	6/30/2006
	Fort Wayne, IN	105	WANE-TV		85	12/31/2005
	Lafayette, IN	189	WLFI-TV		100	12/31/2007
ABC	Hartford-New Haven, CT	27	WTNH-TV		96	9/4/2005
	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOTV-TV		85	9/4/2005
	Dayton, OH	59	WDTN-TV		78	8/29/2004
Fox	Norfolk-Portsmouth-Newport News, VA	41	WVBT-TV		21	8/30/2008
	Providence, RI — New Bedford, MA	48	WNAC-TV		29	(2)
	Toledo, OH	69	WUPW-TV		21	(2)
UPN	Hartford-New Haven, CT	27	WCTX-TV		13	1/15/2006
	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WXSP-CA		13	12/31/2005
	Buffalo, NY	44	WNLO-TV		15	12/31/2005
WB	Austin, TX	54	KNVA-TV		29	8/1/2006
Telefutura	Austin, TX	54	KBVO-CA		165	(2)
Univision	Indianapolis, IN	25	WIIH-LP		163	12/31/2005

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	The network affiliation agreements are currently being negotiated with the network. We believe that we will be able to conclude an agreement with FOX and Telefutura, which will not have any material impact on the operations of the stations.

(3)	KXAN-TV includes a satellite station KXAM-TV. Satellite stations broadcast identical programming to the primary station.

Compliance regarding our FCC licenses

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Before a company can own and operate a television station, it must acquire a license from the FCC which dictates the assignment of the frequency bands of broadcast television, the location and operating power of the television stations broadcast transmitters among other things. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. We are in good standing with our FCC licenses. Our licenses expire between 2004 and 2007 after which we expect to renew all of these licenses. Below is a summary of our primary FCC licenses.

Summary of primary FCC licenses (owned and operated stations)

			Expiration
DMA	DMA Rank(1)	Station	Date

Indianapolis, IN	25	WISH-TV	8/1/2005
Hartford-New Haven, CT	27	WTNH-TV	4/1/2007
		WCTX-TV	4/1/2007
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	10/1/2005
		WOTV-TV	10/1/2005
		WXSP-CA	10/1/2005
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	10/1/2004
		WVBT-TV	10/1/2004
Buffalo, NY	44	WIVB-TV	6/1/2007
		WNLO-TV	6/1/2007
Providence, RI — New Bedford, MA	48	WPRI-TV	4/1/2007
		WNAC-TV	4/1/2007
Austin, TX	54	KXAN-TV(2)	8/1/2006
		KXAM-TV (Satellite)	8/1/2006
		KNVA-TV	8/1/2006
		KBVO-CA	8/1/2006
Dayton, OH	58	WDTN-TV	10/1/2005
Flint-Saginaw-Bay City, MI	64	WEYI-TV	10/1/2005
Toledo, OH	68	WUPW-TV	10/1/2005
Fort Wayne, IN	104	WANE-TV	8/1/2005
Springfield-Holyoke, MA	106	WWLP-TV	4/1/2007
Lafayette, IN	189	WLFI-TV	8/1/2005
San Juan, Puerto Rico	—	WAPA-TV(2)	2/1/2005
		WJPX-TV(2)	2/1/2005
		WTIN-TV(2)	2/1/2005
		WNJX-TV (Satellite)	2/1/2005
		WJWN-TV (Satellite)	2/1/2005
		WKPV-TV (Satellite)	2/1/2005

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	KXAN-TV includes a satellite station, KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations, except for WTIN-TV, which we operate pursuant to a local marketing agreement and agreed to purchase on January 30, 2004 subject to FCC approval.

We have also received temporary authority to operate a low-power television station in northwest Michigan to remedy interference to our Grand Rapids NBC affiliate from a new DTV station in Milwaukee. There is no assurance that this facility will be permitted to operate throughout the digital transition. It also appears likely that additional interference will occur to both analog and DTV stations in other markets as new DTV broadcast stations are constructed. We are unable to assess at this time the magnitude of such interference or the efficacy of possible remedies.

Digital transition of our stations

The industry is in the midst of a historic conversion from analog to digital transmissions. Because current television receivers cannot receive digital transmissions, each full-power commercial station has been granted a second channel by the FCC on which to initiate digital operations. Most stations were required to begin digital transmissions by May 2002, and must surrender their current analog channel to the government for resale by 2006 or such time as 85% of the households in their markets have the capability to receive digital signals. Class A stations are permitted to convert to digital, but were not given a second channel and must convert to digital on their existing channels before the end of the transition.

The digital conversion requires a substantial capital investment, including the construction and strengthening of towers, and will increase operating costs during the transition. Because of our multi-channel strategy, we have already undertaken major tower improvements and are well positioned for the digital transition. We have already initiated digital transmissions at most of our stations and anticipate that all of our stations will be transmitting in digital by the first quarter of 2004.

Failure to comply with the FCC mandated timetables, would subject us to FCC sanctions. These sanctions consist of initially of an admonition and six further months to construct required facilities, followed by a forfeiture of an unspecified amount and six more months to construct required facilities, followed by termination of the digital authorization.

We expect to incur an additional $7.0 million in capital expenditures with respect to the completion of the digital television conversion in 2004. As of December 31, 2003, we have successfully converted 22 of the 24 full-power facilities which we own and operate. All of the unbuilt stations are in compliance with FCC construction deadlines. Below is a summary of the status of our digital conversion by station.

Status of digital conversion by station (owned and operated stations)

					First Digital
	DMA		Analog	DTV	Broadcast
DMA	Rank(1)	Station	Channel	Channel	Date

Indianapolis, IN	25	WISH-TV	8	9	11/13/2001
Hartford-New Haven, CT	27	WTNH-TV	8	10	5/12/1999
		WCTX-TV	59	39	11/22/2002
Grand Rapids-Kalamazoo-
Battle Creek, MI	38	WOOD-TV	8	7	11/8/1999
		WOTV-TV	41	20	12/13/2002
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV	10	31	6/12/2001
		WVBT-TV	43	29	11/28/2002
Buffalo, NY	44	WIVB-TV	4	39	11/8/2002
		WNLO-TV	23	32
Providence, RI — New Bedford, MA	48	WPRI-TV	12	13	6/21/2003
		WNAC-TV	64	54
Austin, TX	54	KXAN-TV(2)	36	21	10/20/2000
		KXAM-TV (Satellite)	14	27	6/9/2003
		KNVA-TV	54	49	11/8/2002
Dayton, OH	58	WDTN-TV	2	50	1/15/2003
Flint-Saginaw-Bay City, MI	64	WEYI-TV	25	30	5/5/2003
Toledo, OH	68	WUPW-TV	36	46	3/31/2003
Fort Wayne, IN	104	WANE-TV	15	31	10/30/2003
Springfield-Holyoke, MA	106	WWLP-TV	22	11	12/3/2002
Lafayette, IN	189	WLFI-TV	18	11	12/3/2002
San Juan, Puerto Rico	—	WAPA-TV(2)	4	27	11/8/2002
		WJPX-TV(2)	24	21	11/1/2002
		WTIN-TV(2)	14	15
		WNJX-TV (Satellite)	22	23	5/23/2003
		WJWN-TV (Satellite)	38	39	5/30/2003
		WKPV-TV (Satellite)	20	19	5/29/2003

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations, except for WTIN-TV, which we operate pursuant to a local marketing agreement and agreed to purchase on January 30, 2004 subject to FCC approval.

Competitive conditions in the television industry

Competition in the television industry is intense and takes place on several levels, most notably the markets for audience, programming and advertising revenues. Competition with other local stations in all three arenas has increased greatly in the last ten years as the number of stations on air has grown, giving rise to the development of the emerging networks. Competition with local stations is affected not only by signal coverage and assigned frequency but by the corporate resources, including financial resources and broader negotiating power with vendors and advertisers, available to regional and national owners, many of whom own more stations than we do.

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

Because advertising revenues tend to follow viewing, further audience fragmentation may have an adverse impact on revenues. The advertising market historically has consisted of two revenue streams: local advertisers and national/regional advertisers. In the local market, stations compete for advertising revenues not only with other stations in their local markets but with other local advertising media, such as newspapers, radio, magazines, outdoor advertising, the internet and local cable systems. In the national market, stations compete against the stations in their local markets, with other local markets and with national programming services such as cable and broadcast networks. Historically, local and national revenues have been of roughly equivalent importance to local stations. In recent years, however, local advertising revenues have become increasingly more significant for local stations, in large part because national cable channels and broadcast networks have proliferated more rapidly than local channels. We believe that this trend is likely to continue, placing even greater importance on maintaining strong local news operations.

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

Employees

As of December 31, 2003, we employed 1,907 full time equivalent employees, 400 of which were represented by unions. We believe that our employee relations are generally good.

Government Regulation of the Television Industry

Overview of Regulatory Issues

The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	the assignment of frequency bands of broadcast television;

•	of a television station’s frequency, location and operating power;

•	the approval of changes in the ownership or control of a television station’s licensee;

•	the regulation of equipment used by television stations; and

•	the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

License renewal, assignment and transfer of broadcast licenses

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast licensee without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

Regulation of ownership of broadcast licenses

On a national level, FCC rules generally prevent an entity or individual from having an “attributable” interest in television stations with an aggregate audience reach in excess of 39% of all U.S. households, which was increased from 35% by Congressional action on January 23, 2004.

For this purpose only 50% of the television households in a market are counted towards the 39% national restriction if the station is a UHF station. The percentage of television homes that our stations reach is well below the 39% national limit.

On the local level, the FCC’s “duopoly” rule prohibits or restricts attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger independently owned television operations. Waivers of the rule are also available where one of the stations has failed or is either failing or unbuilt. Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated in 2004, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but dual licenses may be transferred only where the two-station combination continues to qualify under the duopoly rule.

We recently acquired three of the stations that we had operated previously through a local marketing agreement. Two markets, Grand Rapids-Kalamazoo-Battle Creek, Michigan; and Norfolk-Portsmouth-Newport News, Virginia; satisfied the requirement for a sufficient number of post-merger independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New Haven, Connecticut, applied for and was granted an unbuilt station duopoly waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations. Eligibility for a waiver will depend upon the station’s future performance. We believe that the grandfathered Austin, Texas local marketing agreement may also be eligible for a waiver of the duopoly rule. In the event that the FCC determines otherwise, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current local marketing agreement. However, the rules may not be implemented or interpreted in such a manner.

The FCC also limits the combined local ownership of a newspaper and a broadcast station and of a cable television system and a broadcast television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same area.

On June 2, 2003, the FCC voted to revise substantially all its national and local ownership rules. The FCC extended the national ownership limit to 45% of all U.S. households. The FCC revised the local ownership rule to permit ownership of three broadcast television stations in markets with at least 18 stations and to permit ownership of two broadcast television stations in markets with 17 or fewer stations, provided that no two stations in any market are among the top four stations in audience ranking at the time of the transfer. The FCC also modified its waiver standards under the local station ownership rule to make them somewhat more permissive, providing specifically for waivers of the top-four restriction under certain circumstances in mid to small markets. The FCC modified its newspaper and radio cross-ownership rules by adopting a new cross-media ownership rule. That rule specifies, among other things, that there is no restriction on cross-ownership of newspapers, radio and television stations in markets with 9 or more television broadcast stations and no cross-ownership permitted in markets with 3 or fewer television broadcast stations. In markets with four to eight television broadcast stations, any entity owning a newspaper may not own more than one television broadcast station and the current limits on radio-television cross-ownership remain. The FCC also determined that pre-existing non-conforming combinations or combinations which become non-conforming after transfer generally will not be required to be brought into compliance by the existing licensees, but will not be transferable absent a waiver or unless transferred to an eligible small business entity.

The amended rules were to become effective September 4, 2003 but at the request of various parties who filed judicial appeals challenging the Commission’s actions, the United States Court of Appeals for the Third Circuit, the court selected to hear the consolidated appeals, issued a stay of the revised ownership rules until the court issues its decision. That decision is expected sometime in 2004. We are unable to predict whether the revised rules will be sustained in whole or in part by the court or what the effect of the revised rules will be on our ability to obtain ownership of or continue to operate KNVA-TV or WNAC-TV. In addition, several parties have sought reconsideration of various aspects of the FCC’s decision, including the transferability of non-conforming combinations. Again, we are unable to predict the timing or outcome of a decision on these petitions.

The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally nonattributable interests. Moreover, pending completion of a court-ordered rulemaking, the FCC recently restored an exemption to attribution of voting stock in any entity which has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the Commission one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC’s consents for certain future acquisitions.

Regulatory issues involving alien ownership

The Communications Act restricts the ability of foreign entities or individuals to own or vote certain interests in broadcast licenses. No license may be held by a corporation more than 20% of which is owned by a foreign corporation or non-U.S. citizen. Also, no corporation may hold the capital stock of another corporation holding a broadcast license if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen absent specific FCC authorization.

Regulatory issues involving programming and station operations

The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, programming rating guidelines and technical operations. Also, commercial time is limited for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger. The FCC’s rules implementing the Children’s Television Act of 1990 require television stations to present programming specifically directed to the educational and informational needs of children. The FCC has also adopted standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material and has issued monetary forfeitures to the offending licensees. Legislation has been proposed in Congress to raise the limits on such forfeitures substantially and to increase the risk that licensees found to have violated the indecency laws will be subject to license revocation.

The FCC has historically overseen compliance with its own set of equal opportunity outreach rules and related reporting obligations applicable to broadcast licensees and cable franchisees. Following a 2001 court decision vacating those rules, the FCC suspended the rules. The FCC recently adopted similar, but somewhat less stringent rules which became effective in March 2003.

Regulatory restrictions on broadcast advertising

The advertising of cigarettes on broadcast stations has been banned for many years. The advertising of smokeless tobacco products has more recently been banned by Congress. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. We cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. Campaign finance legislation which became effective in November 2002, restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. This legislation was upheld by the U.S. Supreme Court, but is subject to further interpretation by the Federal Elections Commission. This legislation could decrease political advertising in connection with political campaigns, but we are unable to predict if it will and, if so, by how much. We cannot predict the outcome of this litigation.

Regulatory issues involving cable must-carry or retransmission consent rights

The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must carry rights are not absolute. Cable systems may decline carriage for a variety of reasons, including a lack of channel capacity for smaller systems, the inability of the station asserting must-carry rights to deliver a good quality signal to the cable headend or the presence of a more proximate duplicating affiliate of the same network. Stations asserting must-carry rights are not permitted to receive additional compensation from the cable systems carrying their stations. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

Must-carry rights are limited to carriage within a station’s market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions or which are without strong networks or local news operations and to systems in areas dominated by a single cable operator or where there are overlapping signals from stations in adjacent markets. Otherwise stations generally elect retransmission consent. Retransmission consent, by contrast, is generally elected where a station seeks not just carriage but the receipt of additional compensation. Retransmission consent is also required for carriage on systems outside a station’s DMA. Additional compensation may take the form of cash payments, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market.

Regulatory issues involving direct broadcast satellite systems

There are currently in operation two full-service direct broadcast satellite systems that serve the U.S. market, DirectTV, which is owned by News Corp. the parent company of Fox Broadcastings, and DISH Networks operated by EchoStar Communications Corporation. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. A third service, Voom, a subsidiary of the cable operator Cablevision Systems, initiated operations in 2004.

Due to limitations in channel capacity and a copyright law restriction limiting distribution of network stations only to areas which could not get terrestrial broadcast signals, direct broadcast satellite systems did not carry local broadcast signals in the local areas served by those stations until recently. The extent to which the carriers transmitted and continue to transmit distant network affiliates into local markets in violation of copyright law remains the subject of both proposed legislation and on-going litigation between the carriers and local stations. Both DirecTV and EchoStar have substantially increased their channel capacity and Congress has amended the satellite compulsory license to permit the satellite carriers to provide local signals in their local markets for a modest fee. As with cable carriage, broadcasters were given the right to negotiate retransmission consent for these local transmissions for compensation or, where local service has been initiated, to demand carriage as a matter of right for no compensation. The legislation authorizing local station carriage must be reviewed by Congress in 2004 and the satellite carriers are seeking relaxation of the distant-signal rules, with respect to the free importation of digital signals. We cannot predict the outcome of this process.

Both DirecTV and EchoStar have now initiated carriage of local stations in larger markets. Voom does not yet carry local stations. With respect to our stations, one or both of the carriers has initiated local carriage in Indianapolis, Indiana; Hartford-New Haven, Connecticut; Buffalo, New York; Norfolk, Virginia; Grand Rapids, Michigan and Providence, Rhode Island. We have reached retransmission consent agreements with both carriers and are receiving compensation for carriage of most of our stations in these markets. We are unable to predict when and if carriage will be initiated in our other markets and whether the revenues from such carriage will be significant. We are also unable to predict whether the results of any legislative activity or litigation and what, if any, impact they will have on the local television broadcasting business.

Regulatory network affiliate issues

Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

•	requires the station to clear time for network programming that the station had previously scheduled for other use; or

•	precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming with programming that it believes is of greater local or national importance.

The FCC is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. We are unable to predict when and how the FCC will resolve these proceedings.

Regulatory issues involving the transition to digital television

At present, U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. The FCC has now approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it will be possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.

The FCC has already allocated to every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their two channels when the transition to DTV is complete. The FCC recently announced that stations which fail to meet the timetable for construction which do not have adequate justification for doing so, such as equipment delivery or zoning delays, will be given an admonition and six more months in which to construct the digital facility. If they fail to construct within that time period, they will be given six more months but subject to an unspecified fine. A third failure will result in the loss of the digital license.

Broadcasters may be required to discontinue analog operations and to return the channel to the FCC by as early as 2006, or as soon thereafter as 85% of U.S. households have digital reception capability.

The FCC has declared its intention to place all DTV stations in a “core” broadcast band consisting of channels 2-51 at the end of the digital transition and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. In September 2002 and June 2003, the FCC auctioned off much of the spectrum now occupied by broadcast channels 54, 55 and 59. The channels can be used for any purpose other than analog television and cannot be used until vacated by any incumbent broadcasters. We participated in the auction and purchased this spectrum in several of our markets, including those markets where we have either an analog or a digital broadcast channel 54 or 59. The FCC intends to auction off the remaining spectrum prior to the 2006 deadline. Although never adopted, federal budget proposals continue to include provisions for levying fees for continued analog operations beyond 2006 and legislative proposals have included, among other things, provisions to make the 2006 conversion date mandatory.

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

Also pending at the FCC is a rulemaking to determine what, if any, additional public interest obligations, including programming, such as children’s programming and children’s advertising restrictions should be imposed on DTV broadcasters. Pursuant to the Telecommunications Act, the FCC has already imposed certain fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC also issued a report and order concerning the extent to which cable systems will be required to carry broadcast DTV signals and issued a further rulemaking looking towards refining and completing these digital must carry regulations. The FCC tentatively concluded that it did not have the authority to require must carry of both analog and digital signals, and, if it did, that the must carry obligations would be limited to one video-programming service from each broadcast station’s primary video. The broadcast industry is generally seeking reconsideration of the tentative conclusion and a broader definition of the material that must be carried. We are unable to predict the timing or outcome of any of these proceedings.

In some cases, conversion to DTV operations may reduce a station’s geographical coverage area. Moreover, some of our stations have channels that are in the spectrum to be cleared for resale by the FCC and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the FCC’s current implementation plan would maintain the secondary status of low power television stations with respect to DTV operations and many low power television stations, particularly in major markets, will be displaced. We have already filed applications for new channel allotments for eleven of our low-power television stations, which will be at least partially displaced by DTV channels and are in the process of locating alternative channels for four others. It appears likely that the last four facilities, if granted, will require operation with substantially reduced coverage areas. There is no assurance that any of the applications will be granted.

Congress also enacted legislation granting additional interference and displacement protection to low-power stations that satisfy specified programming requirements. A significant number of our low powered television stations have been granted this status. While the FCC has proposed that these new protections remain subordinate to DTV operations, it is unclear whether these operations will in fact further impede DTV implementation.

We have also received temporary authority to operate a low-power television station in northwest Michigan to remedy interference to our Grand Rapids NBC affiliate from a new DTV station in Milwaukee. There is no assurance that this facility will be permitted to operate throughout the digital transition. It also appears likely that additional interference will occur to both analog and DTV stations in other markets as new DTV broadcast stations are constructed. We are unable to assess at this time the magnitude of such interference or the efficacy of possible remedies.

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

Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

Recent regulatory developments, proposed legislation and regulation

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act or the Cable Act, or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

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

Item 2.	Properties:

We maintain our corporate headquarters in Providence, Rhode Island. Each of our stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located in areas that provide optimal coverage to each of our markets.

We own substantially all of the offices where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower sites.

Item 3.	Legal Proceedings:

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters:

The class A common stock of LIN TV Corp. is listed on the New York Stock Exchange under the symbol “TVL”. The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low

2nd Quarter 2002 (beginning May 2)	$28.35	$22.00
3rd Quarter 2002	26.70	17.00
4th Quarter 2002	25.10	19.50
1st Quarter 2003	26.55	19.45
2nd Quarter 2003	25.39	20.30
3rd Quarter 2003	23.72	20.23
4th Quarter 2003	27.49	21.13

LIN TV Corp. has never declared or paid any cash dividends on its class A common stock and the terms of our indebtedness limit the payment of cash dividends. Accordingly, LIN TV Corp. does not anticipate paying any such dividends in the foreseeable future.

As of December 31, 2003, there were approximately 43 stockholders of record of LIN TV Corp.’s class A common stock, 24 stockholders of record of its class B common stock and two stockholders of record of its class C common stock.

The common stock of LIN Television Corporation has not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and is not listed on any national securities exchange. As of December 31, 2003, there was no established public trading market for the common stock of LIN Television Corporation. All of the outstanding common stock of LIN Television Corporation is directly held by LIN TV Corp.

Item 6.	Selected Financial Data:

Set forth below is selected consolidated financial data of LIN TV Corp. for each of the five years in the period ended December 31, 2003. The selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is derived from audited consolidated financial statements that appear elsewhere in this filing. The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and December 31, 1999 is derived from audited consolidated financial statements that are not presented in this filing. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of LIN TV Corp. and its predecessor, and the notes thereto. The historical results presented are not necessarily indicative of future results.

As a result of the merger of LIN Holdings Corp., previously the parent of LIN Television Corporation and a wholly owned subsidiary of LIN TV Corp., into LIN Television Corporation; the selected consolidated financial data of LIN Television is identical to that of LIN TV Corp. with the exception of basic and diluted loss per common share which is not presented for LIN Television Corporation.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$349,529	$349,594	$271,038	$295,706	$224,446
Operating costs and expenses:
Direct operating (excluding depreciation of $31.4 million, $28.0 million, $22.8 million, $21.3 million and $19.2 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively)	102,093	96,409	81,373	78,693	57,292
Selling, general and administrative	91,554	80,691	64,630	64,193	49,123
Amortization of program rights	24,835	20,759	21,847	21,214	15,029
Corporate	16,101	12,508	8,436	9,270	7,900
KXTX management fee	—	—	—	—	1,178
Depreciation and amortization of intangible assets	32,614	28,658	65,925	63,734	57,934
Impairment of broadcast licenses	51,665	—	—	—	—
Restructuring charge	115	909	—	—	—

Total operating costs and expenses	318,977	239,934	242,211	237,104	188,456

Operating income	30,552	109,660	28,827	58,602	35,990
Other (income) expense:
Interest expense	60,505	95,775	97,646	92,868	68,689
Share of (income) loss in equity investments	(478)	(6,328)	4,121	(365)	5,488
(Gain) loss on derivative instruments	(2,620)	(5,552)	5,552	—	—
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—	—	—
Fee on termination of Hicks Muse agreements	—	16,000	—	—	—
Loss on early extinguishment of debt	53,621	5,656	6,810	—	—
Other, net	73	(25)	(2,954)	(1,288)	(1,122)

Total other expense, net	111,101	101,707	111,175	91,215	73,055

(Loss) income from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(80,549)	7,953	(82,348)	(32,613)	(37,065)
Provision for (benefit from) income taxes	10,053	25,501	(20,627)	1,581	(3,039)

Loss from continuing operations before cumulative effect of change in accounting principle	(90,602)	(17,548)	(61,721)	(34,194)	(34,026)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Discontinued operations:
Income from discontinued operations, net of tax	—	(40)	—	—	—
Gain from sale of discontinued operations, net of tax	(212)	(982)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	30,689	—	—	—

Net loss	$(90,390)	$(47,215)	$(61,721)	$(34,194)	$(34,026)

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.81)	$(0.42)	$(2.40)	$(1.33)	$(1.32)
Income from discontinued operations, net of tax	—	0.02	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	(0.73)	—	—	—
Net loss	(1.81)	(1.13)	(2.40)	(1.33)	(1.32)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,993	41,792	25,688	25,687	25,682

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$9,475	$143,860	$17,236	$7,832	$17,699
Intangible assets, net	1,692,266	1,728,485	1,592,463	1,600,882	1,546,392
Total assets	2,115,910	2,334,370	2,036,286	2,045,363	1,952,685
Total debt	700,367	864,520	1,056,223	998,257	857,626
Total stockholders’ equity	762,134	860,205	404,654	466,190	499,915

Cash Flow Data (Net cash provided by (used in)):
Operating activities	$52,538	$75,030	$42,192	$58,106	$21,717
Investing activities	9,749	33,367	(56,376)	(174,081)	(197,269)
Financing activities	(196,672)	18,227	23,588	106,108	151,902
Net (decrease) increase in cash and cash equivalents	(134,385)	126,624	9,404	(9,867)	(23,650)

Other Data:
Non-cash expenses (credits)	$1,741	$70	$(1,561)	$(900)	$603
Capital distributions from equity investments	7,540	6,405	6,583	815	—
Program payments	(23,029)	(22,475)	(22,386)	(22,750)	(15,293)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Many of these factors are beyond our, and our management’s, control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For further information or other factors, which could affect our financial results and such forward-looking statements, see “Item 1. Business — Risks Related to Our Business” and “Risks Related to Our Industry.”

Executive Summary

Our Business

We are an owner and operator of television stations in 14 mid-sized markets in the United States. We currently operate 24 stations and are headquartered in Providence, RI. Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.

We receive revenues for advertising time placed within and adjoining our locally originated programming and within and adjoining our network and syndicated programming. Advertising rates for a given station are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, the number of advertisers competing for the available time, the availability of alternative advertising media in the station’s market area, a station’s overall ability to attract viewers in its market area and the program’s or station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Our advertising rates are also affected by our sales efforts in the local and national arenas and the development of projects, features and programs that tie advertiser messages to programming. Approximately two-thirds of our advertising time sales are generated within our local markets compared to one-third of advertising time sales which are made to national advertisers.

Our advertising revenues are seasonal and are generally highest in the second and fourth quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. In addition, advertising revenues are generally higher during election years due to spending by political candidates. During years in which the Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. As a result, the fluctuation in our operating results is generally related to fluctuations in the revenue cycle within a year or on a year-to-year basis.

The broadcast television industry is also cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

We are also dependent to a significant degree on automotive-related advertising. Approximately 25%, 22% and 21% of our total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of automotive advertising. A significant change in these advertising revenues in the future could materially affect our results of operations. For a discussion of other factors that may affect our business, see “Risk Factors.”

Competition

One of the biggest challenges facing our industry today is the increase in competition for household audiences and advertisers. Advances in technology have offered audiences more choices for entertainment and information including cable TV, satellite, video on demand, videocassette recorders, personal video recorders, video games, Internet and DVDs. Advertisers are also presented with a variety of media in which to promote themselves and we compete for advertising dollars not only with local television stations in our market, but with other media including newspapers, radio, cable, outdoor and the Internet. For national sales, we compete with television broadcast networks and cable networks and print media.

We believe that our investment in digital television (“DTV”) is one way that will assist us in effectively competing with other media sources. Since DTV has the capacity for multiple channels, it would allow us to broadcast a combination of different channels with varying degrees of visual and sound quality, which would be of higher quality than present-day television. We could also provide interactive data services on these same channels. Since 1998 we have spent $54.8 million in capital expenditures to complete our transition to digital and expect to incur another $7.0 million during 2004. While, implementation of DTV will improve the technical quality of our over-the-air broadcast television it is possible that the conversion may reduce a station’s geographical coverage area. We cannot predict the precise effect that converting to DTV will have on our business.

We believe local news drives audience viewership and ultimately increases market share. Therefore, to remain competitive we continue to invest in our local news operations through improved technology such as Doppler radar, news editing systems and news helicopters. News helicopters allow our stations access to the latest breaking news stories giving stations a competitive advantage over other stations in the market. Prior to 2003, we had three helicopters serving our Norfolk-Portsmouth-Newport News, VA, Indianapolis, IN and Austin, TX markets. During 2003, we acquired two additional helicopters. One to serve our stations in Puerto Rico and one to be shared by the Providence, RI-New Bedford, MA and Hartford-New Haven, CT markets.

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, despite the loss of substantial political revenue in 2002, the US advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising. This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004.

Also, political revenue is a factor when comparing our results for the three-year period. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Our 2002 results include the impact of additional advertising related to regional elections for governorships and congressional seats. Since 2004 is a presidential election year and political revenues during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue.

Significant Other Items

Impacting our 2003 results is an impairment charge of $51.7 million reflected in operating expenses. This charge reflects the write-down of certain broadcast licenses resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the licenses. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operation margins. Please refer to the Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements section below for more information regarding this impairment charge.

Also during 2003, we redeemed $300.0 million of 8 3/8% Senior Subordinated Notes, repurchased $5.0 million of our 8% Senior Notes and issued $200.0 million of 6 1/2% Senior Subordinated Notes and $125.0 million of 2.5% Exchangeable Senior Subordinated Debentures. These new financings served to reduce our interest expense, which in turn, improved our liquidity from operations. We incurred a $53.6 million charge during 2003 related to this early extinguishment of debt.

In January 2004, we repurchased $24.5 million of our 8% Senior Notes. We incurred a $2.4 million charge during the first quarter of 2004 related to this early extinguishment of debt.

As a result of this improvement in our capital structure we expect interest expense of approximately $38-40 million in 2004.

Business Combinations and Dispositions

We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired, or have agreements to acquire, and disposed of the following businesses and assets during 2003:

•	On June 13, 2003, we sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas for $10.0 million in cash to Mission Broadcasting, Inc.

•	On June 13, 2003, we acquired 13 licenses in the 700 Mhz spectrum for $2.0 million. This spectrum can be utilized for any purpose other than analog television, but in any particular location cannot be used until vacated by incumbent broadcast licenses.

•	On August 22, 2003, we entered into an agreement with Marantha Christian Network Corporation to purchase the broadcast license and operating assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million. This acquisition was completed on January 14, 2004.

Prior to 2003, we acquired, exchanged and disposed of the following businesses and assets:

Type of
Business
Acquisition Date	Business	Transaction	Buyer or Seller	Transaction Price

June 3, 1999	KXTX-TV	Disposition	Southwest Sports Group Holdings LLC	$47.0 million (500,000 units of SSG series A preferred units, par value $100.00 per unit)

June 30, 1999	WOOD-TV	Acquisition	AT&T Corporation	$142.4 million
WOTV-TV*

October 19, 1999	WAPA-TV	Acquisition	Pegasus Broadcasting of San Juan, LLC	$71.8 million

April 1, 2000	WLFI-TV	Exchange	Block Communications, Inc.	66.7% interest in WAND-TV

August 14, 2000	KWCV-TV KNIN-TV	Joint Venture	Banks Broadcasting, Inc.	$16.8 million investment

November 10, 2000	WWLP-TV	Acquisition	Benedek Broadcasting Corporation	$128.0 million

June 5, 2001	WNAC-TV	Acquisition	STC Broadcasting	$2.5 million promissory note

July 25, 2001	WNLO-TV	Acquisition	Western New York Public Broadcasting Association	$26.0 million

August 2, 2001	WJPX-TV	Acquisition	S&E Networks	$11.7 million
WKPV-TV
WJWN-TV

January 31, 2002	WVBT-TV	Acquisition	Beach 43 Corporation	$3.0 million

April 30, 2002	WCTX-TV	Acquisition	K-W TV, Inc.	$4.7 million

April 20, 2002	WNAC-TV	Disposition	Super Towers, Inc.	$2.5 million promissory note

May 2, 2002	WPRI-TV WNAC-TV (operated as an LMA) WEYI-TV WUPW-TV WDTN-TV KRBC-TV KACB-TV	Acquisition	Sunrise Television	$10.3 million of common stock and options

May 2, 2002	KFYR-TV KVLY-TV	Disposition	Smith Television of North Dakota, Inc.	$36.0 million

December 20, 2002	Licenses to 700 MHz spectrum Channels 54 – 59	Acquisition	Federal Communications Commission	$4.3 million

*	We acquired the local marketing agreement rights related to WOTV-TV on June 30, 1999. On January 29, 2002 we acquired the broadcast license and certain operating assets for a total purchase price of $2.9 million.

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

Valuation of long-lived assets and intangible assets

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor we may be required to record an impairment charge.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario, that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

As required by SFAS No. 142, we completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an impairment test as of December 31, 2002. As a result of these tests, an impairment of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

We completed our annual test for impairment of goodwill and broadcast licenses as of December 31, 2003 and as a result of this test an impairment of $51.7 million was recorded to reflect the write-down of certain broadcast licenses to their estimated fair value.

The assumptions used in the valuation testing have certain subjective components including, anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we used. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the Federal Communication Commission to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on these factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with our purchase of Sunrise Television Corp. in May 2002, we acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired in the Sunrise transaction was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in these specific markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

If we were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on our operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period assuming that this change would not impact the $51.7 million impairment of broadcast licenses for the year ended December 31, 2003.

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2003):
Broadcast licenses	$1,102,708	$551,354	$827,031
Other intangible assets, net (including network affiliation agreements)	3,289	481,129	242,209
Statement of Operations (For the year ended December 31, 2003):
Depreciation and amortization of intangible assets	32,614	69,371	87,749
Operating income	30,552	(6,205)	(24,583)
Loss from continuing operations	(90,602)	(68,474)	(79,538)
Net loss	(90,390)	(109,567)	(98,504)
Net loss per share	$(1.81)	$(2.19)	$(1.97)

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

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

Revenue recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue in the amounts of $11.4 million, $12.5 million and $12.2 million in the years ended December 31, 2003, 2002 and 2001, respectively. We incurred barter expense in the amounts of $10.9 million, $12.4 million and $12.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Net loss, as reported	$(90,390)	$(47,215)	$(61,721)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	88	536	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,005)	(2,235)	(2,657)

Pro forma net loss	$(93,307)	$(48,914)	$(64,378)

Basic and diluted net loss per common share, as reported	$(1.81)	$(1.13)	$(2.40)
Basic and diluted net loss per common share, pro forma	$(1.87)	$(1.17)	$(2.51)

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When analyzing the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical levels of bad debts, customer concentrations, customer credit worthiness, and current economic trends. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $72.3 million and $71.3 million at December 31, 2003 and 2002, respectively.

Amortization of program rights

We charge program rights to operations over the estimated broadcast period of the underlying programs. Program rights are analyzed by management on an ongoing basis through a review of ratings, among other factors. If the projected future net revenues is less than the current carrying value of the program rights due to poor ratings, we write-down the program rights assets to equal the amount of projected future net revenues. Our program rights balance was $29.1 million and $23.5 million at December 31, 2003 and 2002, respectively.

Recently issued accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Our application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into our financial statements at their fair value determined at the date that the Interpretation first applies, which for us is March 31, 2004, as it is not practicable for us to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. Our maximum exposure to loss is limited to our investment in Banks Broadcasting, Inc. of approximately $11.3 million as of December 31, 2003.

We operate two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which we have LMA agreements, hold the broadcast licenses and we hold the option to buy their broadcast licenses for approximately $4.1 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

We believe that the terms of our LMA and related purchase option arrangements identify the entities owning the related broadcast licenses as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige us to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. We do not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, do not identify ourselves as the party that will absorb a majority of such expected losses. We note that since March 2002 neither of our LMA arrangements have put options. Based on this assessment, we do not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. Our maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not believe that SFAS No. 149 will have a significant impact on our reported financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not impact our results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures about pension plans and other postretirement benefit plans to those in the original SFAS No. 132, however, it does not change the measurement or recognition of those plans.

Results of Operations

Set forth below are the significant factors that contributed to our operating results for the years ended December 31, 2003, 2002 and 2001. Our results of operations from year to year are significantly affected by the impact of our acquisitions of Sunrise Television Corporation (“Sunrise”) in 2002 and WNLO-TV, WNAC-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance. Our results of operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,

		% Change		% Change
		2003 to		2002 to
	2003	2002	2002	2001	2001

	(Numbers are in thousands)
National time sales	$128,327	3%	$123,994	19%	$104,164
Local time sales	251,452	7%	235,705	26%	187,702
Political time sales	4,495	(83)%	26,064	617%	3,633
Agency commissions	(63,916)	1%	(63,426)	31%	(48,242)
Network compensation	11,156	6%	10,531	15%	9,137
Barter revenue	11,381	(9)%	12,526	3%	12,204
Other revenue	6,634	58%	4,200	72%	2,440

Net revenues	349,529	0%	349,594	29%	271,038
Operating costs and expenses:
Direct operating (excluding depreciation of $31.4 million, $28.0 million and $22.8 million for the years ended December 31, 2003, 2002, and 2001, respectively)	102,093	6%	96,409	18%	81,373
Selling, general and administrative	91,554	13%	80,691	25%	64,630
Amortization of program rights	24,835	20%	20,759	(5)%	21,847
Corporate	16,101	29%	12,508	48%	8,436
Restructuring charge	115	(87)%	909	—	—
Depreciation and amortization of intangible assets	32,614	14%	28,658	(57)%	65,925
Impairment of broadcast licenses	51,665	—	—	—	—

Total operating costs and expenses	318,977	33%	239,934	(1)%	242,211

Operating income	$30,552	(72)%	$109,660	280%	$28,827

Three-Year Comparison

Net Revenues

Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues remained relatively flat at $349.5 million for the year ended December 31, 2003 compared to net revenue of $349.6 million for the prior year. The parity in net revenue is due largely to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $12.3 million of net revenue for the year ended December 31, 2003 offset by a decrease in time sales due to the slowdown in the advertising market experienced during 2003, beginning in the first quarter of 2003 with the outbreak of war in Iraq. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004.

Political revenues decreased $21.6 million for the year ended December 31, 2003 compared to the prior year as a result of the 2002 campaign election cycle.

Net revenues increased $78.6 million or 29% for the year ended December 31, 2002 compared to the prior year. The increase is due to an increase in political revenue of $22.4 million for the 2002 campaign election cycle and a general improvement in the advertising market of $15.6 million. Included in these increases are the results of the Sunrise acquisition, which contributed an additional $40.6 million of net revenues for the year ended December 31, 2002.

Network compensation represents amounts paid to us for broadcasting network programming provided by CBS, NBC, and ABC less amounts we pay to FOX and the WB for broadcasting their network programming. Network compensation increased $625,000 or 6% for the year ended December 31, 2003 compared to the prior year largely due to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $565,000 of network revenue. Network compensation increased $1.4 million or 15% for the year ended December 31, 2002 compared to the prior year primarily as a result of the Sunrise acquisition. We currently have long-term agreements with all of our NBC affiliates, our ABC and CBS affiliation agreements are up for renewal at various points over the next two years. If non-renewal or termination of a network affiliation agreement occurs we could lose or experience a decrease in our network compensation.

Operating Costs and Expenses

Direct operating expenses (excluding depreciation and amortization of intangible assets), consists primarily of news, engineering, programming and music licensing costs, increased $5.7 million or 6% for the year ended December 31, 2003 compared to the prior year. The increase was primarily attributable to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $5.9 million of direct operating expenses. Our direct operating expenses (excluding depreciation and amortization of intangible assets) at our stations other than the Sunrise stations were relatively flat in 2003 as a result of savings associated with us centralizing our master control transmission facilities, which offset general cost increases in the market.

Direct operating expenses (excluding depreciation and amortization of intangible assets) increased $15.0 million or 18% for the year ended December 31, 2002 compared to the prior year. This increase was primarily due to the Sunrise acquisition that added $11.6 million in direct operating expenses during 2002.

Selling, general and administrative expenses, consists primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $10.9 million or 13% for the year ended December 31, 2003 compared to the prior year. Of the $10.9 million change, $6.5 million is the result of the May 2002 acquisition of the Sunrise television stations. The remaining increase is primarily due to a $964,000 increase in pension expense due to market conditions affecting our retirement funds and a $819,000 increase in property tax expense due to a combination of the addition of digital equipment and a general increase in tax rates. We also experienced an increase in insurance expense of $807,000 due to general rate increases in the current insurance market and an increase of $701,000 in legal expenses primarily due to successful labor negotiations at several of our stations. Selling expenses remained consistent as a percentage of net revenue at 3.7%, 3.2% and 3.4% for the years ended December 31, 2003, 2002 and 2001, respectively.

Selling, general and administrative expenses increased $16.1 million or 25% for the year ended December 31, 2002 compared to the prior year. We experienced a $10.6 million increase in selling costs during 2002 directly related to the increase in net revenue. The remaining increase is primarily due to the Sunrise acquisition.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Program rights are amortized over the estimated broadcast period of the underlying programs. If the projected future net revenues from broadcast is less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. Amortization of program rights increased $4.1 million or 20% for the year ended December 31, 2003 compared to the prior year. The increase is primarily due to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $2.0 million of amortization expense and $2.6 million as a result of writing down several program rights due to lower future projections for those programs.

Amortization of program rights decreased $1.1 million or 5% for the year ended December 31, 2002, compared to the prior year. This decrease is due to lower program costs of approximately $3.3 million at WAPA-TV, in Puerto Rico, partially offset by an increase of $2.9 million due to the Sunrise acquisition.

Corporate expenses, related to costs associated with the centralized management of our stations, increased $3.6 million or 29% for the year ended December 31, 2003 compared to the prior year. There was an increase in our pension expense of approximately $729,000 due to market conditions affecting our retirement funds, $379,000 in directors and officers insurance expense, $1.1 million in professional fees as a result of increased activities related to corporate governance and related compliance activities and $307,000 in due diligence expenditures related to potential acquisitions. These increases are partially offset by a reduction in oversight and monitoring fees paid to Hicks, Muse, Tate & Furst of approximately $305,000 and a reduction of $280,000 in management income from Sunrise.

Corporate expenses increased $4.1 million or 48% for the year ended December 31, 2002, compared to the prior year. This increase is due to additional pension expense of $1.6 million due to market conditions affecting our retirement funds, an increase of $700,000 in directors and officers’ insurance expenses. In addition, we incurred a compensation charge of $600,000 related to severance and retirement compensation for a senior executive, an additional bonus charge of $500,000 related to improved operating income and due diligence fees in connection with potential acquisitions of $500,000 in 2002. These increases were offset by a reduction in the Hicks Muse Partners monitoring and oversight agreement fees of $900,000.

Depreciation and amortization of intangible assets increased $4.0 million or 14% for the year ended December 31, 2003 compared to the prior year. The increase is partially due to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $2.0 million of depreciation and amortization expense. The remaining increase is the result of increased capital additions related to the digital conversion and maximization efforts and the clustering of our master control transmission facilities.

We completed our annual impairment test for goodwill and broadcast licenses and recorded a non-cash impairment charge of $51.7 million reflected in operating expenses. This charge reflects the write-down of certain broadcast licenses resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the licenses. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry station operating margins.

Depreciation and amortization of intangible assets decreased $37.3 million for the year ended December 31, 2002, compared to the prior year. This decrease is primarily due to the discontinuance of the amortization of goodwill and broadcast licenses, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and the replacement of such amortization by periodic impairment testing.

As a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, we recorded a pre-tax restructuring charge for the year ended December 31, 2002 of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas in the fourth quarter of 2002. All employees had been informed of their termination benefits in the period that the charge was recorded. We paid approximately $402,000 for severance pay and benefits through December 31, 2002. We recorded an additional $115,000 of restructuring charges in the year ended December 31, 2003. We have paid $703,000 through December 31, 2003 and expect to pay the balance of approximately $321,000 during the first quarter of 2004.

Other (Income) Expense

The following table summarizes our total interest expense:

	Year Ended December 31,

	2003	2002	2001

Senior Credit Facility	$8,680	$5,484	$26,339
$205,000 8% Senior Notes	18,683	17,521	10,149
$200,000 6½% Senior Subordinated Notes	8,703	—	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	4,832	—	—
$300,000 8⅜% Senior Subordinated Notes	12,515	29,045	27,519
$276,000 10% Senior Discount Notes	4,973	32,695	28,219
$100,000 10% Senior Discount Notes	2,119	8,167	5,303
Other	—	2,863	117

Total interest expense	$60,505	$95,775	$97,646

Interest expense decreased $35.3 million for the year ended December 31, 2003 or 37% compared to the prior year due to the early repayment of LIN Television’s 8⅜% Senior Subordinated Notes and the remaining outstanding debt of LIN Holdings, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. This decrease was partially offset by interest obligations resulting from the issuance in May 2003 of the 6½% Senior Subordinated Notes due 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due 2033. Interest expense decreased 2% to $95.8 million for the year ended December 31, 2002, from $97.6 million for the prior year. This decrease was primarily due to the repayment of $192.3 million of debt outstanding under our senior credit facilities with proceeds from the initial public offering.

Investment income, consisting of investment income earned on cash balances and accrued interest on our preferred units in Southwest Sports Group, decreased to $1.0 million for the year ended December 31, 2003 compared to $3.1 million for the prior year. The decrease is a result of the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 7, 2002 and the elimination of significant cash balances from the same period last year. Investment income decreased 21% to $3.1 million for the year ended December 31, 2002, from $4.0 million for the prior year, due to the redemption of all 500,000 of Southwest Sports Group’s Series A Preferred Units on May 2, 2002, which resulted in a gain of $3.8 million, partially offset by an increase in investment income earned on cash and cash equivalent balances.

Share of income in equity investments decreased to $478,000 for the year ended December 31, 2003 compared to $6.3 million for the prior year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with Banks Broadcasting, Inc. and WAND (TV) Partnership. Share of income in equity investments increased to $6.3 million for the year ended December 31, 2002, from a loss in equity investments of $4.1 million for the prior year. This increase was primarily the result of improved operating performance of the stations included in our joint venture with NBC.

The gain on derivative instruments, derived from the mark-to-market of such instruments, decreased to $2.6 million for the year ended December 31, 2003 compared to $5.6 million for the prior period. The derivative instruments in the current year consist of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures while the prior year instruments consisted of interest rate collars and cap and swap arrangements. Gain or loss on derivative instruments, for the year ended December 31, 2002, increased to a gain of $5.6 million from a loss of $5.6 million for 2001. This increase was due to fluctuations in market interest rates.

We recorded a loss of $53.6 million for the year ended December 31, 2003, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of all of the LIN Holdings 10% Senior Discount Notes, the LIN Television 8⅜% Senior Subordinated Notes and $5.0 million extinguishment of the LIN Television 8% Senior Notes due 2008.

We incurred a $16.0 million expense in 2002 related to the termination of the monitoring and oversight agreement with Hicks Muse Partners and the amendment of the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees.

We recorded in other expenses a loss of $2.8 million related to an investment in an internet company in the second quarter of 2002 and $250,000 in the second quarter of 2003. This amount reflects an impairment of our initial investment as a result of a reduction in the value of the internet company, which in the opinion of management, is other than temporary.

Provision for Income Taxes

Our provision for income taxes decreased to approximately $10.1 million for the year ended December 31, 2003, from a provision of $25.5 million for the prior year. The federal and state provisions for the year ended December 31, 2003 are primarily created by an increase in the valuation allowance against the increase in the Company’s net deferred tax asset position during the year. The foreign provision for the year ended December 31, 2003 is primarily created as a result of foreign operating income for the year ended December 31, 2003. The provision for the year ended December 31, 2002 was primarily attributed to book income for the year and a charge of $17.1 million to initially establish a valuation allowance against the Company’s net deferred tax asset position.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We record deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets we recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

Our provision for income taxes increased to approximately $25.5 million for the year ended December 31, 2002, from a benefit of $20.6 million for the prior year. This increase was primarily due to recording a non-cash charge of approximately $19.9 million to establish a valuation allowance against our deferred tax assets in the quarter ended March 31, 2002. We reduced this valuation allowance, resulting in a reduction of the provision, to $17.1 million as of December 31, 2002. The reduction was due to a corresponding decrease in deferred tax assets during the year ended December 31, 2002.

We had net cash tax payments of approximately $5.8 million for the year ended December 31, 2003 and $1.0 million for each of the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities as well as funds from our initial public offering in May 2002. At December 31, 2003, we had cash of $9.5 million and a $191.9 million committed revolving credit facility of which $22.0 million is outstanding at December 31, 2003, leaving $169.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at December 31, 2003 (in thousands):

	2004	2005-2007	2008-2009	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$31,500	$186,500	$305,500	$200,000	$723,500
Cash interest on debt(2)	38,615	104,333	33,293	117,102	293,343
Capital expenditures(3)	—	—	—	—	—
Program payments(4)	21,887	31,328	2,448	1,278	56,941
Operating leases(5)	661	1,454	361	2,645	5,121
Local marketing agreement payments(6)	1,122	2,204	—	—	3,326
Acquisitions of broadcast licenses and operating assets(7)	9,274	—	—	—	9,274

Total	$103,059	$325,819	$341,602	$321,025	$1,091,505

(1)	We are obligated to repay our Senior Credit Facility in December 2007, our 8% Senior Notes in 2008, our 6½% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our Senior Credit Facility through 2007, on our 8% Senior Notes through 2008, on our 6½% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures.

(3)	Our capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations and may fluctuate as a result of a number of factors, including factors such as Federal Communication Commission regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2003.

Our capital expenditures were $28.4 million, $39.3 million and $21.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect that we will make capital expenditures of approximately $30.0 million in the year ended December 31, 2004, of which approximately $7.0 million will be required to complete the transition to digital. Since December 31, 1998, we have invested approximately $54.8 million to prepare our towers and transmitter buildings for the transition to digital television. We anticipate that we will be able to meet our currently anticipated capital expenditure requirements with internally generated funds and borrowings.

(4)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $34.7 million of program obligations as of December 31, 2003 and have unrecorded commitments of $22.3 million for programming that is not available to air as of December 31, 2003.

(5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(6)	We have entered into options agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $3.3 million as of December 31, 2003.

(7)	We have entered into an agreement with Marantha Christian Network Corporation to purchase the broadcast license and certain operating assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million, of which $226,000 has been paid as a deposit in 2003. In addition, we have entered into an agreement with Laura Nicolau to purchase the broadcast license and certain operating assets of WTIN-TV in Ponce, Puerto Rico for $5.0 million, subject to FCC approval.

The following table sets forth the components of our net cash provided by operating activities (in thousands):

	Year Ended December 31,

			2003 vs.		2002 vs.
	2003	2002	2002	2001	2001

	(In thousands)
Cash collected from customers	$401,577	$388,358	$13,219	$309,687	$78,671
Network compensation payments received	11,156	10,531	625	9,137	1,394
Cash received from other revenue	8,112	4,320	3,792	6,551	(2,231)
Cash paid for employee compensation and benefits	(131,088)	(106,346)	(24,742)	(92,401)	(13,945)
Cash paid for program payments	(23,029)	(22,475)	(554)	(22,386)	(89)
Cash paid for interest	(52,722)	(48,435)	(4,287)	(50,348)	1,913
Cash paid for taxes	(5,758)	(1,029)	(4,729)	(1,048)	19
Cash paid for all other operating expenses	(155,710)	(149,894)	(5,816)	(117,000)	(32,894)

Net cash provided by operating activities	$52,538	$75,030	$(22,492)	$42,192	$32,838

Net cash provided by operating activities decreased $22.5 million to $52.5 million for the year ended December 31, 2003 compared to $75.0 million for the prior year. This decrease is the result of an increase in cash paid to employees of $24.7 million, which is the result of $5.2 million related to the Sunrise acquisition, $11.5 million related to the timing of salary and bonus payments and $8.0 million due to a general market increase in the rates of compensation and benefits. Also contributing to the decrease in operating cash flow is an increase in cash paid for other operating expenses of $5.8 million, which is primarily the result of the Sunrise acquisition. Offsetting these was an increase in cash collected from customers of $13.2 million, which was the result of improved collections on our accounts receivable.

Net cash provided by operating activities increased $32.8 million to $75.0 million for the year ended December 31, 2002 compared to $42.2 million for the prior year. This increase is the result of the increase in cash collected from customers, which is primarily the result of additional net revenue in 2002 of $40.6 million due to the Sunrise acquisition, $22.4 million in increased political revenue and $15.6 million attributable to a general improvement in the advertising market during 2002. Offsetting these was an increase in cash paid for employee compensation and benefits and cash paid for other operating expenses which is primarily the result of the Sunrise acquisition in 2002.

Net cash provided by investing activities decreased $23.4 million to $10.0 million for the year ended December 31, 2003 compared to $33.4 million for the prior year. This decrease is primarily the result of the sale of the North Dakota stations during 2002, which resulted in proceeds of $36.0 million and proceeds of $60.8 million from the redemption of our preferred units in Southwest Sports Group during 2002. These items were offset by $23.7 million of additional proceeds in 2003 resulting from the redemption of our short-term investments.

Net cash provided by investing activities was $33.4 million for the year ended December 31, 2002 compared to net cash used in investing activities of $56.4 million for the prior year. The increase was primarily the result of the $60.8 million in proceeds from the redemption of our Southwest Sports Group preferred units, $38.5 million in proceeds from the sale of the North Dakota stations and the broadcast license of WNAC-TV, and a $1.5 million deposit on the agreement to sell the Texas stations, offset by the purchase of $23.5 million of short-term investments and a decrease of $37.0 million for business combinations.

Net cash used in financing activities was $196.7 million for the year ended December 31, 2003 compared to net cash provided by financing activities of $18.2 million for the prior year. This change was principally the result of the principal payments on the LIN Television 8 3/8% Senior Subordinated Notes due in 2008 in the aggregate principal amount of $300.0 million, the LIN Holdings 10% Senior Discount Notes due 2008 in the aggregate principal amount of $276.0 million and the LIN Holdings 10% Senior Add-on Discount Notes due 2008 in the aggregate principal amount of $100.0 million, offset by $500.0 million of proceeds from the combination of the issuance of the 6 1/2% Senior Subordinated Notes due 2013, the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due 2033 and draw downs under our Senior Credit Facilities. The change was also affected by the issuance of our initial public offering of common stock in 2002, which resulted in net proceeds of $399.9 million.

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

Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisition, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the next 12 months and for the foreseeable future.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	December 31,

	2003	2002

Senior Credit Facilities	$193,500	$—
$205,000, 8% Senior Notes due 2008 (net of discount of $4,706 and $5,996 at December 31, 2003 and December 31, 2002, respectively)	200,294	204,004
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2 1/2% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $18,427 at December 31, 2003)	106,573	—
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	700,367	864,520
Less current portion	7,000	106,154

Total long-term debt	$693,367	$758,366

The following is a summary of interest expense that is recorded during the period, which is paid in cash during the period or in subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Year Ended December 31,

	2003	2002	2001

Components of interest expense:
Senior Credit Facility	$7,194	$3,928	$24,029
$205,000 8% Senior Notes	16,783	16,800	9,100
$200,000 6 1/2% Senior Subordinated Notes	8,393	—	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	2,110	—	—
$276,000 8 3/8% Senior Subordinated Notes	11,448	25,125	25,125
$325,000 10% Senior Discount Notes	330	—	—
$100,000 10% Senior Discount Notes	194	—	—
Other	—	2,715	100

Interest expense before amortization of discount and deferred financing fees	46,452	48,568	58,354
Amortization of discount and deferred financing fees	14,053	47,207	39,292

Total interest expense	$60,505	$95,775	$97,646

Senior Credit Facility

On February 7, 2003, we obtained a $175.0 million term loan, as part of an amendment to our existing credit facility. In connection with this amendment we recorded approximately $1.2 million of deferred financing costs. In March 2003, we used the proceeds from the loan, a drawdown of $75.0 million from our existing revolving credit facility and cash on hand to retire the debt of our LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. We incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

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

6 1/2% Senior Subordinated Notes

In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due in 2013 in a private placement. LIN Television filed a registration statement with the Securities and Exchange Commission in January 2004 to register an exchange offer allowing holders of the 6 1/2% Senior Subordinated Notes to exchange their notes for notes with essentially identical terms. The registered exchange offer closed in February. We incurred $160,000 in penalty fees in connection with the delay of this registration. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of our existing and future senior indebtedness, including our senior credit facilities and 8% Senior Notes due in 2008, and rank on parity in right of payment with all of our senior subordinated indebtedness, including our 2.50% Exchangeable Senior Subordinated Debentures due in 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.9 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Price
(as a percentage of
Year	outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

LIN Television may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

The 6 1/2% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require LIN Television to repurchase the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 1/2% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

2.50% Exchangeable Senior Subordinated Debentures

In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due in 2033 in a private placement. The resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures were registered with the Securities Exchange Commission pursuant to a Registration statement which became effective on January 16, 2004. We incurred $96,000 of penalty fees in connection with the delay of this registration. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due in 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due in 2013. The debentures are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp., and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp.’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

(Applicable Stock Price — Base Exchange Price)
Base Exchange Rate +		× Incremental Share Factor
Applicable Stock Price

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

On June 13, 2003, we used the proceeds from the 6 1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under our senior credit facilities to redeem all of our $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. We incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the year ended December 31, 2003.

Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

8% Senior Notes

LIN Television Corporation has outstanding $205.0 million in aggregate principal amount of 8% Senior Notes due January 15, 2008. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. LIN Television Corporation may redeem some or all of these notes at any time on or after January 15, 2005. LIN Television Corporation may also redeem up to 35% of these notes using the proceeds of certain equity offerings completed before January 15, 2004.

These senior notes are general unsecured obligations and rank equally in right of payment with all LIN Television Corporation’s existing and future senior indebtedness and senior in right of payment to all LIN Television Corporation’s existing and future subordinated indebtedness. Each of LIN Television Corporation’s direct and indirect, existing and future, domestic subsidiaries guarantee the senior notes on a senior basis. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control the holders of these notes may require LIN Television Corporation to purchase all or a portion of their notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture governing the senior notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of LIN Television Corporation’s subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of LIN Television Corporation’s subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

On December 15, 2003 we used cash on hand to repurchase $5.0 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred a charge of approximately $516,000 related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

In January 2004 we drew down funds from our revolving credit facility to repurchase $24.5 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred a charge of $2.4 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

GECC Note

GECC provided debt financing in connection with the formation of our joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to us and to NBC from the excess cash generated by the joint venture of approximately $32.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation, but is recourse to the joint venture, our equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture,

GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including:

GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note:

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our senior credit facilities and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

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

Approximately 25%, 22% and 21% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of December 31, 2003, we had approximately $700.4 million of consolidated indebtedness and approximately $762.1 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

We had net losses of $90.4 million, $47.2 million, and $61.7 million for years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of amortization and impairment of intangible assets and debt service obligations. In addition, as of December 31, 2003, we had an accumulated deficit of $294.8 million. We may not be able to achieve or maintain profitability.

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

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock.

Approximately $1.7 billion, or 80%, of our total assets as of December 31, 2003 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional goodwill impairment test of our goodwill and broadcast licenses for impairment. In addition, we established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We recorded an impairment of our broadcast licenses at December 31, 2003 of $51.7 million.

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

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. As of December 31, 2003, affiliates of Hicks, Muse, Tate & Furst Incorporated own 23,510,137 shares of LIN TV class B common stock, which represents 46.9% of LIN TV’s capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks, Muse, Tate & Furst only own shares of LIN TV class B common stock, we believe that none of our stations will be attributed to Hicks, Muse, Tate & Furst and that no stations attributed to Hicks, Muse, Tate & Furst will be attributed to us. However, if affiliates of Hicks, Muse, Tate & Furst elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV, under current FCC rules and regulations, the stations that are attributable to Hicks, Muse, Tate & Furst would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks, Muse, Tate & Furst and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV into a majority of its voting power, thereby reducing the voting power of other LIN TV shareholders.

Hicks, Muse, Tate & Furst and its affiliates have the ability to convert shares of LIN TV’s nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks, Muse, Tate & Furst would own approximately 46.9% of our voting equity interests in LIN TV and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks, Muse, Tate & Furst and its affiliates may differ from the interests of LIN TV’s other stockholders and Hicks, Muse, Tate & Furst and its affiliates could take actions or make decisions that are not in your best interests.

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

In addition, affiliates of Hicks, Muse, Tate & Furst as the holders of LIN TV’s class B common stock, have the right to approve, among other things, the issuance or repurchase of any of LIN TV’s securities, the sale or acquisition of any asset or the incurrence of any indebtedness with a value of 10% or more of the fair market value of our common equity securities of LIN TV’s, the merger or consolidation of LIN TV with another company or any transaction that is not in the ordinary course of business. Hicks, Muse, Tate & Furst also has an assignable right, under certain conditions, to acquire the outstanding shares of LIN TV’s class C common stock.

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

The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.

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

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks, Muse, Tate & Furst elect to convert the shares of LIN TV class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We are currently in negotiations with FOX and Telefutura regarding affiliation agreements with their networks.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience, short term loss of market share or slower market growth due to advertiser uncertainty about the switch, costs of gearing up a news operation, if necessary, and the cost of the equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year to year with programs coming to the end of their production cycle and the audience acceptance of new programs in the future and the fact that national network averages are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in the affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the broadcast license has been broadcasting, whether it is a VFH or a UHF license, the quality and location of the license, the audience acceptance of the licensee’s local news programming and community involvement and the quality of the other non-network programming transmitted. In addition, most of the revenue earned by television stations is attributable to locally produced news programming and syndicated product, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

The use of an alternative method of valuing our network affiliations could have a significant adverse impact on our results of operations.

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that are used by us. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. The attributes include:

•	The scarcity of broadcast licenses assigned by the Federal Communication Commission to a particular market;

•	The length of time that the broadcast license has been broadcasting;

•	Whether the station is a VHF station or a UHF station;

•	The quality of the broadcast signal and location of the broadcast station within the market;

•	The audience acceptance of the broadcast license’s local news programming and community involvement; and

•	The quality of non-network programming carried by a station.

In connection with our purchase of Sunrise Television Corp. in May 2002, we acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired in the Sunrise transaction was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in these specific markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, these broadcasting companies look beyond the specific contract value and include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship. If we were to adopt this alternative method for valuing these network affiliations, the value of our broadcast licenses and goodwill as reported on our balance sheet would be reduced and the value of our other intangibles assets would be proportionately increased. As a result, our expenses relating to the depreciation and amortization of intangible assets could increase significantly as more value would be assigned to an amortizing asset and this increase could materially reduce our operating income and materially increase our net loss.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

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

Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks, Muse, Tate & Furst’s acquisition of us. The note is not our obligation nor the obligation of any of LIN TV’s subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15.0 million for the purpose of making interest payments on the note when due. Both NBC and LIN TV have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor LIN TV make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

We have paid penalties to the holders of our 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures and may be required to pay substantial penalties to the holders of our 2.50% Exchangeable Senior Subordinated Debentures in the future.

In accordance with the terms of the registration rights agreements relating to the issuance of our 2.50% Exchangeable Senior Subordinated Debentures, we are required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, the failure to maintain an effective registration statement relating to the resale of the shares of Class A common stock issuable upon conversion of the 2.50% Exchangeable Senior Subordinated Exchangeable Debentures for more than brief intervals.

These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock. For example, in 2003, we incurred $160,000 and $96,000 in penalty fees on our 6 1/2% Senior Subordinated Notes and 2.50%

Exchangeable Senior Subordinated Debentures, respectively, in connection with a delay in meeting required deadlines for the effectiveness of the registration statements relating to this debt.

Risks Related to Our Industry

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

During each of the three month periods ended March 31, 2003 and June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action in Iraq. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States of America engages in other foreign hostilities or there is a terrorist attack against the United States of America, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could negatively affect in the future, our results of operations.

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

Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation became effective in November 2002. The legislation could have the effect of diminishing the amount of advertising spent on broadcast television stations and altering the timing of those expenditures. We are unable to predict the impact on our business of the new legislation or the timing or outcome of any Federal Election Commission determinations.

Changes in FCC ownership rules through Commission action, judicial review or federal legislation may limit our ability to continue operating stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently operate under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC’s decisions with respect to three of its ownership rules, including the 35% national television ownership cap, the television duopoly rule and a prohibition on ownership of television broadcast stations and cable systems in the same market to be arbitrary and capricious. The court vacated the cable-television cross-ownership rule and remanded the national cap and television duopoly rule to the Commission for further action. On June 2, 2003, the FCC voted substantially to amend many of its ownership rules. The FCC raised the national television ownership limit from 35% to 45%. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations can be among the top four in audience share in the market. In addition, the newspaper-television cross-ownership prohibition was restricted to smaller markets (those with fewer than four television stations). A new local cross-ownership regulation was adopted which precludes ownership of certain combinations of television and radio stations and newspapers in markets with fewer than nine television stations.

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

The amended rules were to become effective in September 4, 2003, but at the request of various parties which filed judicial appeals challenging the Commission’s actions, a three-judge panel of the United States Court of Appeals for the Third Circuit, which has been selected as the appellate court to hear the consolidated appeals, stayed the effectiveness of the new rules until it has issued a decision. We are unable to predict the timing or outcome of that decision or whether the decision will be subject to further judicial appeals. In addition, several parties, including the Company, filed petitions for reconsideration with the Commission asking for a variety of amendments to the amended rules, e.g., eliminating the non-transferability of grandfathered cross-ownership interests. Finally, on January 23, 2004 President Bush signed an omnibus appropriation bill which provides that the national ownership cap would be fixed by statute at an aggregate reach of 39% of U.S. households.

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

Should the new television duopoly rule become effective, we may be able to acquire the ownership of one or both of the stations in Austin, Texas, and Providence, Rhode Island, which we currently operate under local marketing agreements and which are subject to purchase option agreements entered into by our subsidiaries. Any such acquisition would be subject to the amended duopoly rule’s restriction on ownership of more than one top-four station in a market. Should we have to seek a waiver of the new rule in either case because the second station is among the top four in audience share, there is no assurance that we will be successful in obtaining it. Should a waiver be required and obtained, or should we succeed in elevating to top-four audience status the second station in any of the other markets in which we currently have two stations, we will be unable to transfer that two-station combination, either through an asset transfer or a transfer of control of us (or the applicable licensee subsidiary), without grant of another waiver or sale to an eligible small business entity. Moreover, should we be unable to obtain a waiver, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond the conclusion of the 2004 rulemaking. In 2003 we had net revenues of $20.6 million, or 5.9%, of our total net revenues, attributable to those local marketing agreements.

Changes in technology may impact our long-term success and ability to compete.

The FCC has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $7.0 million in 2004, and operating costs. Implementation of digital television will improve the technical quality of over-the- air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Inflation

We believe that our businesses are affected by inflation to an extent no greater than other businesses generally.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $193.5 million outstanding as of December 31, 2003 under our senior credit facilities.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of December 31, 2003 would result in an estimated $1.9 million increase in annualized interest expense assuming a constant balance outstanding of $193.5 million.

We have used derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $430.0 million at December 31, 2001, to mitigate the impact of the variability in interest rates in connection with our variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002 and 2003, we held no interest rate collars or cap and swap arrangements. The aggregate fair value of the arrangements at December 31, 2001 was a liability of $5.6 million. Other (income) expense for the year ended December 31, 2002 and 2001 includes income of $5.6 million and a loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments. We do not use derivative financial instruments for speculative or trading purposes.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities”. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 8.     Financial Statements and Supplementary Data

See index on page F-1

LIN Television Corporation owns 20.38% of Station Venture Holdings, LLC, a joint venture with NBC, and accounts for its investment using the equity method of accounting. SEC Rule 3-09 of Regulation S-X requires that the Company include or incorporate by reference the joint venture’s financial statements in this annual report since it is considered to be significant in the context of Rule 3-09 for the year ended December 31, 2002.

Therefore, the Company expects to file an amendment to this Annual Report on Form 10-K to include the audited consolidated financial statements of Station Venture Holdings, LLC on or before March 30, 2004.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

There are no changes in or disagreements with our accountants on any accounting or financial disclosure.

Item 9A.     Controls and Procedures:

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and persons performing the functions of a chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

Item 10.     Directors and Executive Officers of the Registrant:

		Class of
Name	Age	Directors(1)	Position

Gary R. Chapman	60	III	Director, Chairman, President and Chief Executive Officer
Randall S. Fojtasek	40	II	Director
Royal W. Carson III	54	III	Director
William S. Banowsky	42	I	Director
Wilma H. Jordan	54	III	Director
Dr. William H. Cunningham(2)	60	I	Director
Paul Karpowicz	50	II	Director and Vice President of Television
Gregory M. Schmidt	53		Vice President of New Development, General Counsel and Secretary
Deborah R. Jacobson	44		Vice President of Corporate Development and Treasurer
Peter E. Maloney	49		Vice President of Finance
John S. Viall	60		Vice President of Engineering and Operations
Denise M. Parent	40		Vice President, Deputy General Counsel
William A. Cunningham(2)	46		Vice President, Controller

(1)	Class I directors serve on the Board of Directors until the 2004 meeting of stockholders, Class II directors serve on the Board of Directors until the 2005 meeting of stockholders, and Class III directors serve on the Board of Directors until the 2003 meeting of stockholders.

(2)	There is no relationship between Dr. William H. Cunningham and William A. Cunningham.

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

William S. Banowsky, Jr. is currently Chief Executive Officer of Magnolia Pictures Company, an independent film distribution company based in New York and Austin. From March 1999 to September 2000, Mr. Banowsky was Executive Vice President and General Counsel of AMFM, Inc., which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications, an affiliate of Hicks Muse, in September 2000. From January 1997 to July 2000, Mr. Banowsky was Executive Vice President and General Counsel of Capstar Broadcasting Corporation, which was publicly traded on the New York Stock Exchange until it merged with AMFM, Inc., in July 1999. Mr. Banowsky practiced law for 10 years in Dallas, Texas prior to joining Capstar. Mr. Banowsky served as a director of Sunrise and STC Broadcasting until May 2002.

Wilma H. Jordan is currently the Chief Executive Officer of The Jordan Edmiston Group, a New York-based media investment bank and a founding general partner of JEGI Capital, a venture capital affiliate of the Jordan Edmiston Group that invests in early-stage Internet, digital communications and e-commerce companies that impact traditional media and market communications industries. From 1970 to 1985, Ms. Jordan served as Chief Financial Officer of 13-30 Corporation, a privately held publishing company. From 1980 to 1986, Ms. Jordan served as Chief Operating Officer of Esquire Magazine Group, which included Esquire, New York, Woman and other media assets. From 1987 to 1994, Ms. Jordan served as director of LIN Broadcasting and as director of LIN Television from 1994 to 1998. From 1990 to 1995, Ms. Jordan served as a director of Ringier America, a large Swiss printing company. From 1994 to 2003, Ms. Jordan served as a director of Clayton Homes, Inc., a manufactured housing company. Ms. Jordan currently serves as a director of Blythe Inc., a manufacturer of household products, which trades on the New York Stock Exchange and Guideposts, Inc. a publisher of Guideposts Magazine and a provider of other inspirational magazines, books and related products

Paul Karpowicz has served as a director since August 1999 and as Vice President of Television since January 1994. Prior to January 1994, Mr. Karpowicz served as general manager of our Indianapolis CBS network station, WISH-TV, from July 1989 through July 1995. Mr. Karpowicz currently serves on the Board of the Associated Press and the Television Bureau of Advertising, is the Immediate Past Chairman of the CBS Affiliates Board, and served as the Television Board Chairman of the National Association of Broadcasters until June 2002. He has served on the COLTAM Committee of the NAB since 1996 and on the NASA Committee since 1999. Mr. Karpowicz has also served on the executive committees of the Rhode Island and Indiana Broadcasters Associations.

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

John S. Viall has served as Vice President, Engineering and Operations since January 2003. Prior to January 2003, Mr. Viall was Corporate Director of Digital Television Operations for Viacom/CBS. From 1996 to 2000, Mr. Viall was Corporate Director of Digital Television Operations for Viacom/Paramount Pictures.

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

Audit Committee Financial Expert

The Board of Directors has determined that Dr. William H. Cunningham is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Dr. Cunningham is “independent” from management, as defined in the New York Stock Exchange listing requirements.

Code of Conduct

We have adopted a Code of Ethics that applies to our principal executive officers, principal accounting officers, controller and persons serving similar functions. The Code of Ethics is available on our website, www.lintv.com, and will be made available to our stockholders upon request to LIN TV Corp., Code of Conduct Request, 1 Richmond Square, Suite 230E, Providence, RI 02906. If we amend the Code of Ethics or grant any waivers from any of its provisions, we will also post such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and holders of 10% of our class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by of our officers and directors regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2003.

Item 11.     Executive Compensation:

The following table sets forth the annual and long-term compensation earned in each of the last three fiscal years by our Chief Executive Officer and four other most highly compensated executive officers for the year ended December 31, 2003 who were serving as executive officers as of December 31, 2003 (collectively, the named “executive officers”):

				Long-Term
				Compensation

	Annual Compensation			Awards

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options/SARs(#)	Compensation($)

Gary R. Chapman	2003	$618,000	$740,000	100,000	19,828	(1)
Chairman, President and	2002	600,000	1,170,000	187,500	18,356
Chief Executive Officer	2001	600,000	775,000	—	17,793
Paul Karpowicz	2003	385,000	235,000	30,000	6,636	(2)
Vice President, Television	2002	370,000	225,000	60,000	7,675
	2001	370,000	180,000	—	7,591
Gregory M. Schmidt	2003	366,000	175,000	30,000	6,387	(3)
Vice President, New Development,	2002	355,000	165,000	60,000	7,948
General Counsel & Secretary	2001	355,000	130,000	—	7,825
Deborah R. Jacobson	2003	278,000	134,000	20,250	1,405	(4)
Vice President, Corporate	2002	255,692	220,000	40,500	2,533
Development & Treasurer	2001	208,000	95,000	—	4,851
Peter E. Maloney	2003	215,000	101,000	18,750	1,567	(5)
Vice President, Finance	2002	208,000	113,000	37,500	3,451
	2001	208,000	95,000	—	5,556

(1)	Includes $12,159 of executive life insurance and $7,669 of executive disability insurance.

(2)	Includes $1,084 of executive life insurance and $5,552 of executive disability insurance.

(3)	Includes $1,084 of executive life insurance and $5,303 of executive disability insurance.

(4)	Includes $460 of executive life insurance and $945 of executive disability insurance.

(5)	Includes $700 of executive life insurance and $867 of executive disability insurance.

Options Grants During Fiscal Year 2003

The following table sets forth information concerning stock option grants made to each of the name executive officers during the fiscal year ended December 31, 2003:

	Individual Grants				Potential Realizable Value
					of Assumed Annual Rates
	Number of	Percent of Total			of Stock Price
	Securities	Options/SARs			Appreciation for Option
	Underlying	Granted to			Term(3)
	Options/SARs	Employees in	Exercise Price
	Granted(1)	Fiscal Year	Per Share(2)	Expiration Date	5%	10%

Gary R. Chapman	100,000	14.8%	$23.60	05/02/13	$1,484,191	$3,761,232
Paul Karpowicz	30,000	4.5%	23.60	05/02/13	445,257	1,128,370
Gregory M. Schmidt	30,000	4.5%	23.60	05/02/13	445,257	1,128,370
Deborah R. Jacobson	20,250	3.0%	23.60	05/02/13	300,549	761,650
Peter E. Maloney	18,750	2.8%	23.60	05/02/13	278,286	705,231

(1)	Options were granted under the 2002 Stock Plan. The non-qualified options granted pursuant to the plan generally are not exercisable until one year after their grant, vest over the span of four years and expire 10 years from the date of grant.

(2)	Options are granted at an exercise price equal to the average of the high and low prices of our common stock, as reported on the New York Stock Exchange on the date of grant.

(3)	The potential realizable value is calculated base on the term of the stock option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the stock option and that the stock option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Stock Exercised During Fiscal Year 2003 and Fiscal Year-End Option/ SAR Values

The following table sets forth information concerning the number and value of unexercised options held by such named executive officers at December 31, 2003, individual exercises of options during the year ended December 31, 2003, and the number and value of options held by such named executive officer at December 31, 2003 based on a fair market value of our common stock of $26.09 on such date.

Aggregate Exercises During the 2003 Fiscal Year and Fiscal Year-End Option Values / SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
			Options/SARs at		Money Options/SARs at
	Shares		December 31, 2003		December 31, 2003(3)
	Acquired on	Value
Name	Exercise(1)	Realized($)	Exercisable	Unexercisable(2)	Exercisable	Unexercisable(2)

Gary R. Chapman	26,495	$628,058	426,066	465,825	$4,836,219	$6,699,610
Paul Karpowicz	16,626	387,860	134,895	141,503	1,425,909	1,993,809
Gregory M. Schmidt	15,761	368,958	115,410	138,044	917,542	1,903,564
Deborah R. Jacobson	9,524	214,413	69,110	88,721	341,645	1,168,558
Peter E. Maloney	17,519	398,645	79,964	87,752	661,819	1,228,180

(1)	Shares were acquired upon exercise of phantom stock units, which were paid at our election in shares of class A common stock.

(2)	Includes shares of class A common stock issuable upon future exercises of phantom stock, which may be paid at our option in stock or cash, and shares of class A common stock issuable upon future exercises of options.

(3)	Based on the average of the high and low sale price of LIN TV Corp. class A common stock on December 31, 2003 ($26.09), as reported by the New York Stock Exchange on such date, less the option exercise price.

Retirement Plans:

Participants in our tax qualified pension plan participate in either a cash balance benefit plan or a traditional average final-pay plan. Mr. Chapman and Mr. Karpowicz participate in the traditional average final-pay plan; Ms. Jacobson, Mr. Schmidt and Mr. Maloney participate in the cash balance plan. The Internal Revenue Code places certain maximum limitations upon the annual benefits payable under all qualified plans of an employer to any one individual. As permitted by the Employee Retirement Income Security Act of 1974, as amended, our Supplemental Benefit Retirement Plan is a non-qualified plan designed to provide for the payment by us of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Pension Plan (including the cash balance benefit plan and traditional average final-pay benefit plan), but for such limitations.

Under the cash balance benefit plan, each year we contribute to each participating employee’s cash balance account an amount equal to 5% of such employee’s compensation. For this purpose, compensation includes base pay, overtime pay, other wage premium pay and annual incentive bonuses. Cash balance plan accounts earn annual interest at a rate equal to the interest rate for five-year U.S. Treasury Bills plus 25 basis points (the interest rate is reset annually at the Treasury rate during the November preceding each plan year). The estimated annual retirement benefits payable under the cash balance plan and our Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement assuming

Ms. Jacobson, Mr. Schmidt and Mr. Maloney remain employed by the Company at their current level of compensation until age 65 is $126,000, $126,000 and $90,000, respectively.

Under the traditional average final-pay benefit plan, benefits are computed by multiplying (i) 1.50% of the employee’s three-year average annual compensation times (ii) the employee’s number of years of credited service, up to a maximum of 32 years. Average annual compensation is equal to the average salary and bonus (excluding option gains and benefits or payments received under any other benefit plan) over the highest three consecutive calendar years of compensation. Each named executive officer’s salary and bonus for the current year is set forth above in the Annual Compensation column of the Summary Compensation Table. The years of service for each of the named executive officers participating in the average final-pay plan, as of December 31, 2003, are: Mr. Chapman, 15 years; and Mr. Karpowicz, 14 years. The following table sets forth the estimated annual retirement benefits payable under the traditional average final-pay plan and our Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 2003. Benefits are not subject to reduction for Social Security or other offset amounts.

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

Employment Agreements:

Employment agreement with Chief Executive Officer. We entered into a new employment agreement with Gary R. Chapman effective January 1, 2002. This agreement expires on December 31, 2006 and will renew automatically for one year periods unless a 60 day notice of non-renewal is given. Mr. Chapman’s annual base salary will be no less than $600,000, and his annual bonus shall be $800,000, subject to adjustment by the Compensation Committee based upon various factors, including performance.

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

Change in Control Arrangements. We have entered into severance compensation agreements with Mr. Chapman and the other executive officers named above. Under these agreements, if we terminate any such employee’s employment other than for cause within two years following a change of control, the employee will be entitled to severance benefits in addition to any compensation otherwise payable to the employee. The severance benefits include a lump sum payment designed to provide the equivalent to the sum of:

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

In addition to such cash payments, the employee is entitled to life, health and disability insurance benefits substantially similar to those which the employee was receiving prior to the notice of termination, as defined in the severance compensation agreements, or, if greater, immediately prior to a change in control, as defined in the severance compensation agreements, for a period of two years.

Director Compensation. Our directors who are also employees serve without additional compensation. Our non-employee directors receive an annual retainer for all services rendered as outside directors of $20,000 and compensation for attending Board meetings of $1,500 for attending in person or $1,000 for attending via telephone. Committee members also receive $1,000 for attending committee meetings in person or $500 for attending committee meetings via telephone. In August 2003 our committee chairs were granted an additional retainer of $5,000 annually. Directors may elect to receive their fees either in cash or in company stock. We do not maintain a medical, dental or retirement benefits plan for these directors.

The following table summarizes the fees each director received in 2003 for services rendered as a director:

Directors:	2003

Randall S. Fojtasek	$35,000
Royal W. Carson, III	32,500
Dr. William H. Cunningham	37,750
William S. Banowsky, Jr.	35,250
Wilma H. Jordan	40,750
Antoinette Cook Bush(1)	34,000

(1)	Ms. Cook-Bush resigned as director as of February 18, 2004.

Our non-employee directors also receive grants under our 2002 Non-Employee Director Stock Option Plan, adopted on May 1, 2002. The purpose of the plan is to attract highly qualified individuals who are not our current employees to serve as members of our board of directors and to enable them to increase their ownership of our common stock.

The plan provides for grants of options to non-employee directors, which in the aggregate may not be exercisable for more than 200,000 shares of our class A common stock. The plan provides for initial option grants to purchase 10,000 shares of our class A common stock. Initial grants were made to our non-

employee directors on the effective date of the plan and also will be made when a non-employee director is newly elected. Thereafter, the plan provides for annual grants of options to non-employee directors to purchase 4,000 shares of our class A common stock. The option exercise price will be equal to the fair market value of a share of our common stock on the date of grant. The option exercise price of the initial grants under the plan will be equal to the initial public offering price of our class A common stock.

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

Messrs. Fojtasek, Carson, and Banowsky, Dr. Cunningham, Ms. Cook Bush and Jordan were each granted an option to purchase 10,000 shares of class A common stock at $22.00 per share as of May 2, 2002 and an option to purchase 4,000 shares of class A common stock at $23.20 on May 23, 2003. In addition, an unrestricted stock award of 500 shares of class A common stock each was made to each of Messrs. Carson and Fojtasek as of May 2, 2002.

In conjunction with our acquisition of Sunrise Television Corp. on May 2, 2002, we assumed the existing Sunrise Stock Option Plan. As of December 31, 2003, there were options outstanding for 3,521 shares of our class A common stock, of which 2,012 shares and 1,509 shares, respectively, were subject to options held by Dr. Cunningham and Mr. Banowsky. We do not intend to issue any further options under this plan.

1998 Phantom Stock Plan. Our 1998 phantom stock plan provided for awards of units, of hypothetical shares of our common stock to our employees, who formerly held one or more non-vested options under the prior stock option plans of our predecessor and elected in writing to cancel all or part of such options in exchange for units of hypothetical shares of our common stock at the time of our acquisition of our predecessor in 1998. We granted 696,280 phantom units with each unit representing one share of our class A common stock to our executive officers and employees in connection with the March 1998 acquisition by Hicks Muse affiliates. As of December 31, 2003, we had 524,896 phantom units outstanding representing hypothetical shares of our class A common stock with an estimated market value of $13.7 million, based on the market price of our class A common stock on December 31, 2003. Of such phantom units, 433,717 were held by our named executive officers as follows: Mr. Chapman, 225,199; Mr. Karpowicz, 66,503; Mr. Schmidt, 63,004; Ms. Jacobson, 38,095; and Mr. Maloney, 40,876.

We are required to pay to each participant an amount equal to the product of the number of hypothetical shares and the market value of our common stock. We may make such payment, in our sole discretion, either in cash, in shares of our common stock or a combination of both. Payments are to be made at dates selected by or upon the occurrence of contingent events specified by the holders of the units. Payments will be accelerated in the event of termination of employment and may be accelerated upon a change of control. As indicated above, during 2003, we issued shares of class A common stock to our named executive officers as follows: Mr. Chapman, 26,495 shares; Mr. Karpowicz, 16,626 shares; Mr. Schmidt, 15,761 shares; Ms. Jacobson, 9,524 shares; and Mr. Maloney, 17,519 shares.

Stock Option Plans

1998 Stock Option Plan. Our 1998 stock option plan permits us to issue both non-qualified and incentive stock options which in the aggregate may not be exercisable for more than 1,843,745 shares of our class A common stock. As of December 31, 2003, there were options outstanding for 1,673,158 shares of our class A common stock. Of such shares subject to options, 729,072 were held by our named executive officers as follows: Mr. Chapman, 379,191; Mr. Karpowicz, 119,895, Mr. Schmidt, 100,410; Ms. Jacobson, 58,986 and Mr. Maloney, 70,590.

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

2002 Stock Plan. On May 1, 2002, we adopted our 2002 Stock Plan. The purpose of the plan is to provide certain individuals and our subsidiaries’ key employees who are responsible for our continued growth, an opportunity to acquire a proprietary interest in us. As of December 31, 2003, there were options outstanding for 1,749,466 shares of our class A common stock. Of such shares subject to options, 584,500 were held by our named executive officers as follows: Mr. Chapman, 287,500; Mr. Karpowicz, 90,000; Mr. Schmidt, 90,000; Ms. Jacobson, 60,750; and Mr. Maloney, 56,250.

The plan permits us to issue both non-qualified and incentive stock options, which in the aggregate may not be exercisable for more than 2,700,000 shares of our common stock. The plan also permits us to make stock awards, including restricted stock awards, the terms of which will be determined by the compensation committee of our board of directors.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth information regarding the beneficial ownership of each class of our common stock by each person who beneficially owned more than 5% of any class of our equity securities and by our directors and named executive officers individually, and by our directors and executive officers as a group, as of February 20, 2004 (unless otherwise noted).

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

Holders of shares of our class B common stock may elect at any time to convert their shares into an equal number of shares of class A common stock, provided that any necessary consent by the FCC has been obtained. With the approval of the holders of a majority of our class B common stock and the FCC, one or more shares of class B common stock of a holder may be converted into an equal number of shares of class C common stock. If a majority of the shares of class B common stock convert into shares of class A common stock, each outstanding share of class C common stock will automatically convert into an equal number of shares of class A common stock. See Item 7 “Factors That May Affect Future Results.”

Percentage of beneficial ownership of class A common stock is based on 26,716,224 shares of class A common stock, 23,510,139 shares of class B common stock and 2 shares of class C common stock outstanding as of February 20, 2004. The number of beneficially owned shares of class A common stock excludes shares of class A common stock issuable upon conversion of shares of our class B common stock and class C common stock. The number of beneficially owned shares of class C common stock excludes shares of our class C common stock issuable upon conversion of shares of our class B common stock.

LIN Television Corporation has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, all of which are owned by LIN TV Corp.

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock
							Percent of	Percentage
							Total	of Total
	Number of	Percent	Number of	Percent	Number of	Percent	Economic	Voting
	Shares	of Class	Shares	of Class	Shares	of Class	Interest	Power

HM Entities(1)	—	—	23,419,237	99.6%	—	—	46.6%	0.0%
c/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, TX 75201
Baron Capital Entities(2)	3,454,100	12.9%	—	—	—	—	6.9%	3.9%
767 Fifth Avenue New York, NY 10153
Wellington Management	2,972,810	11.1%	—	—	—	—	5.9%	3.3%
Company, LLP(3) 75 State Street Boston, MA 02109
Delaware Management	2,937,924	11.0%	—	—	—	—	5.8%	3.3%
Holdings(4) 2005 Market Street Philadelphia, PA 19103
Massachusetts Financial	2,275,872	8.5%	—	—	—	—	4.5%	2.6%
Services Company(5) 500 Boylston Street Boston, MA 02116
Gabelli Asset Management Entities(6)	1,443,400	5.4%	—	—	—	—	2.9%	1.6%
Gary R. Chapman(7)	441,776	1.6%	—	—	—	—	*
Royal W. Carson, III(8)	316,987	1.2%	—	—	1	50.0%	*	35.4%
1925 Cedar Springs, L.B. #204 Dallas, TX 75201
Paul Karpowicz(9)	141,847	*	—	—	—	—	*
Gregory M. Schmidt(10)	120,291	*	—	—	—	—	*
Deborah R. Jacobson(11)	69,110	*	—	—	—	—	*
Peter E. Maloney(12)	81,640	*	—	—	—	—	*
Randall Fojtasek(13)	31,273	*	—	—	1	50.0%	*	35.0%
300 Crescent Court, Suite 1740 Dallas, TX 75201
William S. Banowsky(14)	4,009	*	—	—	—	—	*
Dr. William H. Cunningham(15)	7,012	*	—	—	—	—	*
Antoinette Cook Bush (16)	2,500	*	—	—	—	—	*
Wilma H. Jordan (17)	4,100	*	—	—	—	—	*
All executive officers and directors as a group (14 persons)(18)	1,291,930	4.7%	—	—	2	100.0%	2.5%	71.4%

*	Represents less than 1%

(1)	Includes shares held by the following persons or entities that are or may be deemed to be affiliated with Hicks, Muse, Tate & Furst Incorporated: (i) 18,122,110 shares held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership of which the ultimate general partner is Hicks Muse Fund III Incorporated, (ii) 236,980 shares held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, (iii) 4,692,329 shares held of record by Hicks, Muse, Tate & Furst Equity Fund IV, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (iv) 31,562 shares held of record by Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (v) 72,820 shares held of record by HM4-EQ Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (vi) 13,016 shares held of record by HM4-EN Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (vii) 8,329 shares held of record by HM4-P Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund IV, LLC, (viii) 127 shares held of record by HM 1-FOF Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Latin America Fund I Incorporated, (ix) 123,466 shares held of record by Hicks, Muse & Co. Partners, L.P., a limited partnership of which the ultimate general partner is HM Partners Inc., (x) 96,253 shares held of record by Thomas O. Hicks, (xi) 14,165 shares held of record by three family limited partnerships of which Mr. Hicks serves as the sole owner of the ultimate general partner, and (xii) 8,080 held of record by certain trusts for the benefit of Mr. Hicks children of which Mr. Hicks serves as the trustee.

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

(2)	According to the Schedule 13G filed by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Capital Management, Inc. (“BCM”), Baron Growth Fund (“BGF”) and Ronald Baron on February 13, 2004, BCG, BAMCO, BCM, BGF, and Ronald Baron are the beneficial owner of, and has the shared power to vote or direct the vote of 3,288,600 shares, 3,050,000 shares, 238,600 shares, 2,300,000 shares and 3,288,600 shares and to dispose of or direct the disposition of 3,454,100 shares, 3,206,500 shares, 247,600 shares, 2,300,000 shares, and 3,454,100 shares, respectively, of our class A common stock as of December 31, 2002. BAMCO and BCM are subsidiaries of BCG. Ronald Baron owns a controlling interest in BCG.

(3)	According to the Schedule 13G filed by Wellington Management Company LLP (“WMC”) on January 9, 2004 is the beneficial owner of 2,972,810 shares of class A common stock, with the shared power to vote or direct the vote of 2,147,310 shares and shared power to dispose of 2,972,810 shares.

(4)	According to the Schedule 13G filed by Delaware Management Holdings on February 2, 2004, Delaware Management Holdings is the beneficial owner of 2,937,924 shares of class A common stock, with the sole power to vote or direct the vote of 2,931,915 shares and the shared power to vote or direct the vote of 149 shares and the sole power to dispose or direct the disposition of 2,937,924 shares. The ultimate parent of Delaware Management Holdings is Liberty National Corp.

(5)	According to the Schedule 13G filed by Massachusetts Financial Services Company (“MFS”) on February 11, 2004, MFS is the beneficial owner of 2,275,872 shares of class A common stock, with the sole power to vote or direct the vote of 2,275,872 shares and the sole power to dispose or direct the disposition of 2,275,872, shares as of December 31, 2003.

(6)	According to the Schedule 13D filed by Gabelli Funds LLC (“Gabelli Funds”), Gamco Investors, Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), Gabelli Group Capital Partners Inc. (“Gabelli Partners”), Gabelli Asset Management Inc. (“GBL”), and Mario J. Gabelli on February 10, 2004, Gabelli Funds, GAMCO, GSI, Gabelli Partners, GBL, and Mario J Gabelli are the beneficial owner of 131,000 shares of class A common stock, 1,301,400 shares of class A common stock, 1000 shares of class A common stock, 1,433,400 shares of class A common stock, 1,433,400 shares of class A common stock, and 1,433,400 shares of class A common stock. Gabelli Funds, GAMCO, and GSI have the sole power to vote 131,000 shares of class A common stock, 1,160,900 shares, and 1000 shares. Gabelli Funds, GAMCO, and GSI have the sole power to dispose of or direct the disposition of 131,000 shares of class A common stock, 1,301,400 shares of class A common stock, and 1,000 shares of class A common stock, respectively. Gabelli Funds, GAMCO, and GSI are subsidiaries of GBL. Gabelli Partners is the parent of GBL. Mario J. Gabelli is the majority stockholder of Gabelli Partners.

(7)	Consists of 426,066 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 15,710 shares held of record.

(8)	Includes 309,523 shares held of record by Carson/ LIN SBS L.P., a limited partnership whose ultimate general partner is Carson Private Capital Incorporated, 500 shares held of record by Mr. Carson, and 6,964 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004, held by Mr. Carson. Mr. Carson is President and a controlling stockholder of Carson Private Capital Incorporated. Mr. Carson disclaims beneficial ownership of common stock not owned of record by him.

(9)	Consists of 134,895 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 6,952 shares held of record.

(10)	Consists of 115,410 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 4,881 shares held of record.

(11)	Consists of shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004.

(12)	Consists of 79,964 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 1,676 shares held of record.

(13)	Includes 23,809 shares held of record by Fojtasek Capital, Ltd., a limited partnership of which Mr. Fojtasek is the general partner, 500 shares held of record by Mr. Fojtasek, and 6,964 shares of class A common stock that are issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004, held by Mr. Fojtasek. Mr. Fojtasek disclaims beneficial ownership of common stock not owned of record by him.

(14)	Consists of shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004.

(15)	Consists of 4,512 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 2,500 shares held of record.

(16)	Ms. Cook-Bush resigned as a director as of February 18, 2004.

(17)	Consists of 2,500 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 1,600 shares held of record.

(18)	These figures include 924,279 shares of class A common stock issuable upon the exercise of options that are exercisable within 60 days of February 20, 2004 and 367,651 shares held of record.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-average	Remaining Available for
	Exercise of Outstanding	Exercise Price of	Future Issuance Under
	Options, Warrants and	Outstanding Options,	Equity Compensation
Plan Category	Rights(1)	Warrants and Rights(2)	Plans(3)

Equity Compensation Plans Approved by Security Holders	4,035,041	$18.12	1,126,910
Equity Compensation Plans Not Approved by Security Holders	—	—	—

(1)	Includes 524,896 phantom units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of class A common stock or both. As a result of the Sunrise acquisition, we assumed options to purchase 3,521 shares of class A common stock, with exercise prices ranging from $13.33 to $223.69.

(2)	The 524,896 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 940,479 shares available for future issuance under the 2002 Stock Plan, 71,431 shares available for future issuance under the 1998 Stock Option Plan, 115,000 shares available for future issuance under the 2002 Non-Employee Director Stock Plan and 506,266 shares available for future issuance under the 2002 Employee Stock Purchase Plan. Both the 2002 Stock Plan and the 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards”, which awards may take form of restricted or unrestricted stock, with or without payment for such stock awards.

Item 13.     Certain Relationships and Related Transactions:

Financial Advisory Agreement. We are party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives reimbursement of certain expenses, and prior to amending the agreement, received a fee equal to 1.5% of the total value of certain transactions in which we were involved. Transactions subject to this agreement include tender offers, acquisitions, sales, mergers, exchange offers, recapitalizations, restructurings or other similar transactions. We did not incur any fees under this arrangement for the year ended December 31, 2003 and December 31, 2002 respectively. This fee for the year ended December 31, 2001 was $539,000, relating to the acquisitions of WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV, and was included in the total cost of those acquisitions.

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

Monitoring and Oversight Agreement. Prior to May 2, 2002, we were a party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of Hicks Muse, pursuant to which we agreed to pay Hicks Muse & Co. an annual fee, payable quarterly, for oversight and monitoring services. Hicks Muse & Co. was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to us. The annual fee was $368,000 for the year ended December 31, 2002. Hicks Muse Partners and we agreed to terminate this agreement on May 2, 2002 as noted below.

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

Hicks Muse Registration Rights Agreement. In connection with our initial public offering, we terminated our existing amended and restated stockholders agreement with our stockholders, including Hicks Muse and its related entities, Royal W. Carson, III, Randall Fojtasek and Peter Maloney, and the registration rights granted to such parties pursuant to that agreement are now set forth in a new registration rights agreement entered into among such parties and the former stockholders of Sunrise. Under the new registration rights agreement, these parties have the right to require us, on two occasions, to register with the SEC shares of our class A common stock they hold, subject to certain conditions. Such parties also have an unlimited number of “piggy back” registration rights under which any time we register our class A common stock for sale, except with respect to certain types of offerings, they have the right to include their common stock in that offering. The parties also agreed not to sell our class A common stock subject to the agreement during any period beginning ten days prior and 180 days following any underwritten registration, unless the managing underwriter otherwise agrees. Under the agreement, we will bear all registration expenses, other than underwriting discounts, commissions and other fees. We also agreed to indemnify such parties against any liabilities that may result from their sale of class A common stock under the new registration rights agreement.

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

Transfer of WNAC-TV. On April 22, 2002, we sold our interest in WNAC-TV in Providence, Rhode Island to Super Towers, Inc. for a $2.5 million promissory note due June 10, 2006. Timothy Sheehan, the brother-in-law of Paul Karpowicz, a member of our Board of Directors and our Vice President of Television, owns Super Towers, Inc. We have paid Super Towers, Inc. approximately $110,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively, in connection with our local marketing agreement for WNAC-TV. We also paid Super Towers, Inc. $66,000 and $55,000 for the years ended December 31, 2003 and 2002, respectively, for various reimbursable expenses.

Item 14.     Principal Accountant Fees and Services

The Audit Committee of its Board of Directors has selected the firm of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2003. PricewaterhouseCoopers LLP has served as the Company’s independent auditors since March 1998. This decision was ratified by the stockholders during the annual Meeting of the Stockholders on May 21, 2003.

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in the fiscal years ended December 31, 2003, and December 31, 2002 respectively are as follows (in thousands):

	Year Ended
	December 31,

	2003	2002

Audit Fees	$797	$900
Audit-Related Fees	439	270
Tax Fees	19	—
All Other Fees	—	4

Total	$1,255	$1,174

Items included under Audit Fees include professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-K and review of financial statements included in our Forms 10-Q for the years ended December 31, 2003 and 2002, respectively.

Items included under Audit-Related Fees include professional services rendered by the principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and which are not included under Audit Fees, during the years ended December 31, 2003 and 2002, respectively.

Items included under Tax Fees include professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning during the years ended December 31, 2003 and 2002, respectively.

Items included under All Other Fees include professional services rendered by the principal accountant for other services not reported in Audit Fees, Audit-Related Fees, or Tax Fees during the years ended December 31, 2003 and 2002, respectively.

The audit committee pre-approves all services relating to PricewaterhouseCoopers LLP. No services were approved pursuant to the de minimis exception.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) See Index to Financial Statements on page F-1.

(b) Reports on Form 8-K.

On October 30, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the quarter ended September 30, 2003.

(c) Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
3.2	Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein).

Exhibit
No.	Description

3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).
4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.2	Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.3	Registration Rights Agreement, dated as of May 12, 2003, by and among LIN Television Corporation, the guarantors named therein, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	Indenture, dated as of June 14, 2001, among LIN Television Corp. and the Bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8% Senior Notes (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 61/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.4	Amendment, Assumption and Waiver to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents.
10.5	Form of Stock Pledge Agreement to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents.

Exhibit
No.		Description

10.6		Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.7		Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television Corporation and the Guarantors named herein, in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.8		Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.9		First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10	.10*	Employment Agreement dated as of January 1, 2002, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.13 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 2001 (File No. 000-25206) and incorporated by reference herein).
10	.11*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206)).
10	.12*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.13*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.14*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.15*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10	.16*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

Exhibit
No.		Description

10	.17*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.18*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.19*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10	.20*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.21*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.22*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.23*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10	.24*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.25*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.26*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.27*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10	.28*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.29*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

Exhibit
No.		Description

10	.30*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10	.31*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10	.32*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10	.33*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein).
10	.34*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10	.35*	LIN TV Corp. 2002 Stock Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10	.36*	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10	.37*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
21		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN TV Corp.
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN TV Corp.
31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN TV Corp.
31.5		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.
31.6		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN Television Corporation.
31.7		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN Television Corporation.
31.8		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN Television Corporation.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN TV Corp.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer and Principal Financial Officers of LIN Television Corporation.

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(d)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule I — Condensed Financial Information of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Date: March 15, 2004

By:	/s/ GARY R. CHAPMAN

Gary R. Chapman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY R. CHAPMAN Gary R. Chapman	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ PAUL KARPOWICZ Paul Karpowicz	Vice President of Television, and Director (Principal Operating Officer)	March 15, 2004

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President and Controller (Principal Accounting Officer)	March 15, 2004

/s/ DEBORAH R. JACOBSON Deborah R. Jacobson	Vice President of Corporate Development and Treasurer (Principal Financial Officer)	March 15, 2004

/s/ RANDALL S. FOJTASEK Randall S. Fojtasek	Director	March 15, 2004

/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	March 15, 2004

/s/ WILLIAM S. BANOWSKY William S. Banowsky	Director	March 15, 2004

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	March 15, 2004

/s/ WILMA H. JORDAN Wilma H. Jordan	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of LIN TV Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 24, 2004

LIN TV CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$9,475	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 - $1,698; 2002 - $2,709)	72,340	71,336
Program rights	17,661	14,515
Assets held for sale	—	10,606
Other current assets	3,216	1,631

Total current assets	102,692	265,622
Property and equipment, net	203,049	208,072
Deferred financing costs	14,332	25,796
Equity investments	77,305	84,368
Program rights	11,444	8,953
Goodwill	586,269	599,263
Broadcast licenses	1,102,708	1,127,742
Other intangible assets, net	3,289	1,480
Other assets	14,822	13,074

Total Assets	$2,115,910	$2,334,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$106,154
Accounts payable	7,169	11,665
Accrued income taxes	320	7,104
Accrued interest expense	9,846	16,236
Accrued sales volume discount	6,075	5,415
Other accrued expenses	13,423	22,303
Liabilities held for sale	—	139
Program obligations	23,042	15,683

Total current liabilities	66,875	184,699
Long-term debt, excluding current portion	693,367	758,366
Deferred income taxes, net	527,588	510,588
Program obligations	11,640	8,381
Other liabilities	54,306	12,131

Total liabilities	1,353,776	1,474,165

Contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,652,060 shares at December 31, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	266	262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at December 31, 2003 and 23,579,788 shares at December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,066,897	1,064,122
Accumulated deficit	(294,805)	(204,415)
Accumulated other comprehensive loss	(10,459)	—

Total stockholders’ equity	762,134	860,205

Total liabilities and stockholders’ equity	$2,115,910	$2,334,370

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	data)
Net revenues	$349,529	$349,594	$271,038
Operating costs and expenses:
Direct operating (excluding depreciation of $31.4 million, $28.0 million and $22.8 million for the years ended December 31, 2003, 2002 and 2001, respectively)	102,093	96,409	81,373
Selling, general and administrative	91,554	80,691	64,630
Amortization of program rights	24,835	20,759	21,847
Corporate	16,101	12,508	8,436
Restructuring charge	115	909	—
Depreciation and amortization of intangible assets	32,614	28,658	65,925
Impairment of broadcast licenses	51,665	—	—

Total operating costs and expenses	318,977	239,934	242,211

Operating income	30,552	109,660	28,827
Other (income) expense:
Interest expense	60,505	95,775	97,646
Investment income	(1,015)	(3,131)	(3,950)
Share of (income) loss in equity investments	(478)	(6,328)	4,121
(Gain) loss on derivative instruments	(2,620)	(5,552)	5,552
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	16,000	—
Loss on early extinguishment of debt	53,621	5,656	6,810
Other, net	1,088	3,106	996

Total other expense, net	111,101	101,707	111,175

Income (loss) from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(80,549)	7,953	(82,348)
Provision for (benefit from) income taxes	10,053	25,501	(20,627)

Loss from continuing operations before cumulative effect of change in accounting principle	(90,602)	(17,548)	(61,721)
Discontinued operations:
Income from discontinued operations, net of tax provision of $22	—	(40)	—
Gain from sale of discontinued operations, net of tax provision of $109 for the year ended December 31, 2003 and $425 for the year ended December 31, 2002	(212)	(982)	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689	—

Net loss	$(90,390)	$(47,215)	$(61,721)

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.81)	$(0.42)	$(2.40)
Income from discontinued operations, net of tax	—	0.02	—
Cumulative effect of change in accounting principle, net of tax	—	(0.73)	—

Net loss	(1.81)	(1.13)	(2.40)

Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,993	41,792	25,688

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Class A		Class B		Class C				Accumulated
	Common Stock		Common Stock		Common Stock		Additional		Other	Total
							Paid-In	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss

	(In thousands, except for number of shares)
Balance at January 1, 2001	6,494,276	$65	19,193,882	$192	2	$—	$561,412	$(95,479)	$—	$466,190	—
Payments on exercises of phantom stock units	—	—	—	—	—	—	(38)	—	—	(38)
Tax benefit from exercises of stock options	—	—	—	—	—	—	223	—	—	223
Net loss	—	—	—	—	—	—	—	(61,721)	—	(61,721)	$(61,721)

Comprehensive loss — 2001											$(61,721)

Balance at December 31, 2001	6,494,276	65	19,193,882	192	2	—	561,597	(157,200)	—	404,654
Issuance of class A common stock in initial public offering, net of fees	19,550,000	196	—	—	—	—	399,748	—	—	399,944
Issuance of class B common stock in settlement of Sunrise debt and preferred stock liabilities	—	—	3,984,773	41	—	—	87,625	—	—	87,666
Issuance of class B common stock in exchange of warrants Hicks Muse			123,466		—	—	2,714			2,714
Issuance of class A common stock in exchange for 100% of the stock in Sunrise Television Corp.	60,221	—	402,218	4	—	—	10,251	—	—	10,255
Issuance of class A common stock in exchange for class B common shares	124,551	1	(124,551)	(1)	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	67,121	—	—	—	—	—	1,138	—	—	1,138
Tax benefit from exercises of stock options							155			155
Stock-based compensation	—	—	—	—	—	—	894	—	—	894
Net loss	—	—	—	—	—	—	—	(47,215)	—	(47,215)	(47,215)

Comprehensive loss — 2002											$(47,215)

Balance at December 31, 2002	26,296,169	262	23,579,788	236	2	—	1,064,122	(204,415)	—	860,205
Minimum additional pension liability	—	—	—	—	—	—	—	—	(10,459)	(10,459)	$(10,459)
Issuance of class A common shares in exchange for class B common shares	69,651	1	(69,651)	(1)	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	286,240	3	—	—	—	—	2,628	—	—	2,631
Stock-based compensation	—	—	—	—	—	—	147	—	—	147
Net loss	—	—	—	—	—	—	—	(90,390)	—	(90,390)	(90,390)

Comprehensive loss — 2003											$(100,849)

Balance at December 31, 2003	26,652,060	$266	23,510,137	$235	2	$—	$1,066,897	$(294,805)	$(10,459)	$762,134

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net loss	$(90,390)	$(47,215)	$(61,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	46,666	75,688	105,210
Less on extinguishment of debt	53,621	5,656	6,810
Amortization of program rights	24,835	20,759	21,847
Program payments	(23,029)	(22,475)	(22,386)
Interest and appreciation on Southwest Sports Group	—	(4,819)	(3,000)
preferred units Tax benefit from exercises of stock options	—	155	223
Employee stock-based compensation	147	894	—
Deferred income taxes and utilization of previously unrecognized acquired net operating losses, net	6,082	22,493	(21,749)
Impairment of intangible assets, net of tax benefit in 2002	51,665	30,689	—
Net loss (gain) on disposition of property and equipment	1,615	(107)	1,128
(Gain) loss on derivative instruments	(2,620)	(5,552)	5,552
Share of loss (income) in equity investments	(478)	(6,328)	4,121
Provision for doubtful accounts	(1,011)	1,032	123
Other non-cash items	21	12,394	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	7	(4,210)	447
Program rights, net of program obligations	3,175	(2,246)	(523)
Other assets	(3,344)	5,045	2,245
Accounts payable	(4,496)	(1,348)	488
Accrued income taxes	(6,784)	1,109	(97)
Accrued interest expense	(6,390)	(5,857)	8,693
Accrued sales volume discount	660	1,595	(908)
Other accrued expenses	2,586	(2,322)	(4,311)

Net cash provided by operating activities	52,538	75,030	42,192

INVESTING ACTIVITIES:
Capital expenditures	(28,357)	(39,275)	(21,503)
Proceeds from disposals of property and equipment	57	74	923
Proceeds from sale of broadcast licenses and related	10,000	38,500	—
operating assets Investment in equity investments	—	(1,850)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television	—	—	—
Capital distributions from equity investments	7,540	6,405	6,583
Payments for business combinations, net of cash acquired	(1,980)	(7,916)	(40,879)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819	—
Other investments and deposits	(1,202)	88	—
Proceeds from (purchase of) short-term investments	23,691	(23,478)	—

Net cash provided by (used in) investing activities	9,749	33,367	(56,376)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,631	1,138	(38)
Redemption of Sunrise Television preferred stack	—	(10,829)	—
Net proceeds from initial public offering of common stock	—	399,944	—
Proceeds from long-term debt	500,000	—	267,015
Financing costs associated with proceeds from long-term debt	(10,347)	—	—
Net proceeds (payments) from revolver debt	22,000	(10,000)	13,000
Principal payments on long-term debt	(684,500)	(354,901)	(256,389)
Principal payments on short-term debt	—	(7,125)	—
Cash expenses associated with early extinguishment of debt	(26,456)	—	—

Net cash (used in) provided by financing activities	(196,672)	18,227	23,588

Net (decrease) increase in cash and cash equivalents	(134,385)	126,624	9,404
Cash and cash equivalents at the beginning of the period	143,860	17,236	7,832

Cash and cash equivalents at the end of the period	$9,475	$143,860	$17,236

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

LIN TV Corp. (“LIN TV”), together with its wholly owned subsidiary, LIN Television Corporation (“LIN Television”), (together, the “Company”), was formed on February 11, 1998. The non-voting equity interest of LIN TV is owned by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“Hicks Muse”) and Royal W. Carson, III and Randall S. Fojtasek together own 70% of the voting equity interest in LIN TV. The Company is a television station group operator in the United States and Puerto Rico.

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $205.0 million aggregate principal amount of 8% Senior Notes due 2008. (see Note 11). All of the consolidated subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current financial statement presentation.

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

The Company identified adjustments relating to its previously filed quarterly financial statements in 2003 and 2002, arising as a result of this revised valuation. The Company has concluded that the effects of these adjustments are not material individually or in the aggregate to any quarters in 2003 or 2002. Accordingly, the quarterly financial statements have not been restated. Instead, these adjustments, that aggregate $189,000 on an after-tax basis, have been recorded effective July 1, 2003. The amounts of these adjustments are as follows:

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The class B common stock is generally not entitled to vote. However, without the consent of at least a majority of the shares of class B common stock then outstanding, the Company may not:

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

The class A, B and C common stock have identical dividend and distribution rights.

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The only operating activities of the Company on a stand-alone basis for the years ended December 31, 2003, 2002 and 2001 were equity transactions with all net proceeds immediately contributed to the Company’s subsidiaries.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets, amortization and impairment of program rights, barter transactions and net assets of businesses acquired.

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

Revenue recognition

Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue in the amounts of $11.4 million, $12.5 million and $12.2 million in the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred barter expense in the amounts of $10.9 million, $12.4 million and $12.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amounts of $4.7 million, $4.6 million and $4.7 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Intangible assets

Intangible assets include broadcast licenses, network affiliations and goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario, that excludes network compensation payments.

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

An impairment assessment of goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission ownership rules, amongst others.

The future value of the Company’s broadcast licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by the Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the Federal Communication Commission to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on these factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with the Company’s purchase of Sunrise Television Corp. in May 2002, the Company acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology the Company used in connection with the valuation of the stations acquired in the Sunrise transaction was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in these specific markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result,

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period assuming that this change would not impact the $51.7 million impairment of broadcast licenses for the year ended December 31, 2003.

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2003):
Broadcast licenses	$1,102,708	$551,354	$827,031
Other intangible assets, net (including network affiliation agreements)	3,289	481,129	242,209
Statement of Operations (For the year ended December 31, 2003):
Depreciation and amortization of intangible assets	32,614	69,371	87,749
Operating income	30,552	(6,205)	(24,583)
Loss from continuing operations	(90,602)	(68,474)	(79,538)
Net loss	(90,390)	(109,567)	(98,504)
Net loss per share	$(1.81)	$(2.19)	$(1.97)

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

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

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for stock-based compensation

At December 31, 2003, LIN TV Corp. had four stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In 2003 and 2002, the Company incurred $147,000 and $894,000, respectively, of stock-based employee compensation cost, which was reflected in earnings. No stock-based employee compensation cost was reflected in earnings in 2001 as all options granted under those plans had an exercise price equal to or more than the market value of the underlying common stock on the date of grant or remeasurement. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except share data)
Net loss, as reported	$(90,390)	$(47,215)	$(61,721)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	88	536	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,005)	(2,235)	(2,657)

Pro forma net loss	$(93,307)	$(48,914)	$(64,378)

Basic and diluted net loss per common share, as reported	$(1.81)	$(1.13)	$(2.40)
Basic and diluted net loss per common share, pro forma	$(1.87)	$(1.17)	$(2.51)

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For 2003 and 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. The following assumptions were used for option grants under the Company’s stock option plans during the years ended December 31, 2003, 2002 and 2001 respectively:

	2003	2002	2001

Volatility factors	30%	35%	n/a
Risk-free interest rates	1.5 - 3.25%	3.4 - 5.1%	5.96%
Expected life	2 - 5 years	2 - 6 years	7 years
Dividend yields	0%	0%	0%

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings per Share

Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and phantom units are anti-dilutive for all periods presented and are, therefore, excluded from the calculation. Options to purchase 3,510,000, 2,957,000 and 1,817,000 shares of common stock and phantom units exercisable into 525,000, 675,000 and 680,000 shares of common stock were outstanding as of December 31, 2003, 2002 and 2001, respectively, but were not included in the calculation of diluted earnings per share because the effect to their inclusion would have been anti-dilutive.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2003 and 2002 (see Note 11 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Recently issued accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is March 31, 2004, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.3 million as of December 31, 2003.

The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds the option to buy their broadcast licenses for approximately $4.1 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

The Company believes that the terms of its LMA agreement and related purchase option arrangements identify the entities owning the related broadcast licenses as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. The Company notes that since March 2002 neither of its LMA arrangements have put options. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company’s maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not impact the Company’s results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures about pension plans and other postretirement benefit plans to those in the original SFAS No. 132, however, it does not change the measurement or recognition of those plans.

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise Television Corp. (“Sunrise”) which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse in connection with the termination of the Company’s monitoring and oversight agreement with such affiliates of Hicks Muse, and for general corporate purposes.

Note 4 — Available for Sale Securities

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

Note 5 — Acquisitions and Dispositions

UHF licenses. In December 2002 and June 2003, the Company acquired for $6.3 million the licenses to 700 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; Providence, Rhode Island; Grand Rapids, Michigan and various locations in Indiana, including Ft. Wayne and Lafayette. The spectrum can be utilized for any purpose other than analog television.

Sunrise Acquisition. On May 2, 2002, concurrent with the consummation of the Company’s IPO, the Company acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company, one of which is subject to a proposed sale to Barrington Broadcasting pending FCC approval, and one station that is operated by the Company under a local marketing agreement. The Company issued 60,221 shares of class A common stock and 402,218 shares of class B common stock and options to acquire 3,688 shares of class A common stock with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting. On May 8, 2002, the Company contributed its investment in Sunrise to LIN Television through a capital contribution.

In conjunction with the acquisition of Sunrise, the Company sold to Smith Television of North Dakota, Inc. (“Smith Television”) the broadcast licenses of Sunrise’s North Dakota television stations for $1.0 million with the Company retaining the other operating assets and the cash flow provided by the

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Dakota television stations until August 23, 2002, on which date the Company sold these remaining assets and associated cash flows to Smith Television for $35.0 million.

WOTV-TV, WVBT-TV and WCTX-TV. The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. The Company acquired the broadcast license of WCTX-TV during the second quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV, WVBT-TV, and WCTX-TV under local marketing agreements, since October 30, 1991, December 14, 1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

The following table summarizes these acquisitions (in thousands):

					UHF	UHF
				Sunrise	Television	Television
	WOTV-TV	WVBT-TV	WCTX-TV	Television	Licenses	Licenses

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002	December 20, 2002	June 13, 2003

Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—	$—
Other current assets	—	—	—	20,491	—	—
Property and equipment	1,291	—	—	36,984	—	—
Goodwill	—	—	—	12,671	—	—
Broadcast licenses	1,581	3,029	4,739	166,613	4,293	1,980
Other long-term assets	—	—	—	5,613	—	—
Liabilities held for sale	—	—	—	(1,850)	—	—
Total other liabilities	—	—	—	(36,910)	—	—
Long-term debt and accrued interest and premiums	—	—	—	(166,038)	—	—
Preferred stock	—	—	—	(65,169)	—	—

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255	$4,293	$1,980

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

Disposition of KRBC-TV and KACB-TV. On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash to Mission Broadcasting, Inc. The operating results of these stations have been

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as discontinued operations. The carrying amounts of the assets and liabilities of the television stations, as of December 31, 2002, are as follows:

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

Note 6 — Discontinued Operations

On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold to Smith Television the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations and the Company has recorded income from discontinued operations of approximately $40,000, net of a tax provision of $22,000 and gain from the sale of the discontinued operations of approximately $982,000, net of a tax provision of $425,000 for the year ended December 31, 2002.

Note 7 — Equity Investments

The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	2003	2002

NBC joint venture	$55,758	$58,411
WAND (TV) Partnership	10,250	13,141
Banks Broadcasting, Inc.	11,297	12,816

	$77,305	$84,368

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $7.5 million, $5.6 million and $6.6 million from the joint venture for the years ended December 31, 2003, 2002 and 2001 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$158,247	$170,890	$146,630
Operating income	89,691	102,226	49,880
Net income (loss)	23,985	38,057	(14,935)

	December 31,

	2003	2002

Current assets	$9,949	$24,111
Non-current assets	237,469	236,140
Current liabilities	725	544
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received $800,000 in distributions from the partnership in 2002 and did not receive any distributions in 2003 and 2001. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $187,000 as of December 31, 2002. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$6,360	$8,087	$6,386
Operating (loss) income	(8,591)	1,431	(747)
Net income (loss)	(8,674)	1,450	(711)

	December 31,

	2003	2002

Current assets	$2,013	$2,137
Non-current assets	25,168	34,063
Current liabilities	405	751

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $693,000 and $82,000 as of December 31, 2003 and 2002, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$5,152	$5,270	$4,539
Operating loss	(2,193)	(1,731)	(2,426)
Net loss	(2,818)	(2,366)	(1,501)

	December 31,

	2003	2002

Current assets	$2,313	$2,588
Non-current assets	26,684	27,444
Current liabilities	2,361	1,067
Non-current liabilities	2,165	1,456
Redeemable preferred stock	3	3

Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

Other Investments: The Company recorded losses of approximately $250,000 and $2.8 million for the years ended December 31, 2003 and 2002, respectively, in other expenses on an investment in the equity of an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management are other than temporary.

Note 8 —	Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002

Land and land improvements	$14,492	$14,300
Buildings and fixtures	97,924	82,389
Broadcasting equipment and other	245,771	208,247

	358,187	304,936
Less accumulated depreciation	(155,138)	(96,864)

	$203,049	$208,072

The Company recorded depreciation expense in the amounts of $31.4 million, $28.0 million and $22.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2003	2002

Amortized Intangible Assets:
LMA purchase options	$2,388	$1,412
Network affiliations	377	377
Income leases	393	393
Other intangible assets	2,022	—
Accumulated amortization	(1,891)	(702)

	3,289	1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,102,708	$1,127,742
Goodwill	586,269	599,263

	1,688,977	1,727,005

Total intangible assets	$1,692,266	$1,728,485

Amortization expense was approximately $1.2 million for the year ended December 31, 2003. There was approximately $1.0 million, $572,000 and $344,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects that the LMA purchase option will be fully amortized in 2007. The Company has recorded approximately $189,000 and $127,000 of amortization expense on network affiliation agreements and income leases acquired in connection with the Sunrise Television acquisition for the years ended December 31, 2003 and 2002, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

Other intangible assets represent intangible pension assets recognized when the Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. When a new determination of the amount of additional liability is made by the Company, the related intangible asset and separate component of equity shall be eliminated or adjusted as necessary.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 8 years if the Company provides at least an average level of service to its customers and complies with the applicable Federal Communications Commission (“FCC”) rules and policies and the FCC Communications Act of 1934. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

In accordance with the provisions of SFAS No. 142, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. The Company completed an annual impairment test as of December 31, 2003. As a result of this test, an impairment loss of $51.7 million was recorded in the fourth quarter of 2003 to reflect the write-down of certain broadcast licenses to their fair value. The following table shows, on a pro forma basis, what the Company’s net loss and net loss per common share would have been if SFAS No. 142 had been applied to the prior years, net of tax benefit (in thousands):

	2003	2002	2001

Reported net loss	$(90,390)	$(47,215)	$(61,721)
Addback: goodwill amortization, net of tax	—	—	10,455
Addback: intangible amortization, net of tax	—	—	17,447

Adjusted net loss	$(90,390)	$(47,215)	$(33,819)

Basic and diluted loss per share:
Reported net loss	$(1.81)	$(1.13)	$(2.40)
Addback: goodwill amortization	—	—	0.41
Addback: intangible amortization	—	—	0.68
Adjusted net loss	(1.81)	(1.13)	(1.32)

Note 10 —	Local Marketing Agreements

The Company has made commitments aggregating $3.3 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV and WNAC-TV and a purchase option agreement for KNVA-TV.

In addition to the purchase option agreement for KNVA-TV, the Company has a purchase option agreement to acquire WNAC-TV. If the Company exercises these options to acquire the broadcast licenses and related assets of KNVA-TV and WNAC-TV, the Company would pay approximately $3.3 million in the aggregate.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	December 31,

	2003	2002

Senior Credit Facilities	$193,500	$—
$205,000, 8% Senior Notes due 2008 (net of discount of $4,706 and $5,996 at December 31, 2003 and December 31, 2002, respectively)	200,294	204,004
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2 1/2% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $18,427 at December 31, 2003)	106,573	—
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	700,367	864,520
Less current portion	7,000	106,154

Total long-term debt	$693,367	$758,366

Senior Credit Facilities

On February 7, 2003, the Company obtained a $175.0 million term loan, as part of an amendment to its existing credit facility. In connection with this amendment, the Company recorded approximately $1.2 million in deferred financing costs. In March 2003, the Company used the proceeds from the loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The Company incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

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

6 1/2% Senior Subordinated Notes

In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due 2013 in a private placement. LIN Television filed a registration statement with the Securities and Exchange Commission in January 2004 to register an exchange offer allowing holders of the 6 1/2% Senior Subordinated Notes to exchange their notes for notes with essentially identical terms. The

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registered exchange offer closed in February 2004. The Company incurred $160,000 in penalty fees in connection with the delay of this registration. The 6 1/2% Senior Subordinated Notes were issued at par. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its 8% Senior Notes due 2008, and rank on parity in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic subsidiaries. Financing costs of $4.9 million were incurred in connection with the issuance and are being amortized over the term of the debt. Interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

LIN Television may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

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

2.50% Exchangeable Senior Subordinated Debentures

In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures were registered with the Securities Exchange Commission pursuant to a registration statement which became effective on January 16, 2004. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; lines; mergers, consolidations and sales of all or substantially all of the assets of certain of the Company’s subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

Base Exchange Rate +	(Applicable Stock Price - Base Exchange Price) Applicable Stock Price	× Incremental Share Factor

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock. The Company incurred penalties of $96,000 in the year ended December 31, 2003 for being unable to have the resale registration statement declared effective within the permitted time limit.

On June 13, 2003, the Company used the proceeds from the 6 1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the year ended December 31, 2003.

Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

8% Senior Notes

LIN Television Corporation has $205.0 million outstanding in aggregate principal amount of 8% Senior Notes due January 15, 2008 as of December 31, 2003. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. LIN Television Corporation may redeem some or all of these notes at any time on or after January 15, 2005. LIN Television Corporation may also redeem up to 35% of these notes using the proceeds of certain equity offerings completed before January 15, 2004.

These senior notes are general unsecured obligations and rank equally in right of payment with all of LIN Television Corporation’s existing and future senior indebtedness and senior in right of payment to all the Company’s existing and future subordinated indebtedness. Each of LIN Television Corporation’s direct and indirect, existing and future, domestic subsidiaries guarantee the senior notes on a senior basis. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control the holders of these notes may require LIN Television Corporation to purchase all or a portion of its notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governing the senior notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of LIN Television Corporation’s subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of LIN Television Corporation’s subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

On December 15, 2003 the Company used cash on hand to retire $5.0 million of LIN Television Corporation’s 8% Senior Notes due 2008. The Company incurred a charge of approximately $516,000 related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

Future principal payments in connection with the Senior Credit Facility, 8% Senior Notes, 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures at December 31, 2003 are as follows (in thousands):

2004	$31,500
2005	7,000
2006	7,000
2007	172,500
2008	305,500
Thereafter	200,000

$723,500

The fair values of LIN Television Corporation’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to LIN Television Corporation for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2003	2002

Carrying amount	$700,367	$864,520
Fair value	740,027	415,500

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of interest expense that is recorded during the period, which is paid in cash during the period or in subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Year Ended December 31,

	2003	2002	2001

Senior Credit Facility	$7,194	$3,928	$24,029
$205,000 8% Senior Notes	16,783	16,800	9,100
$200,000 6 1/2% Senior Subordinated Notes	8,393	—	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	2,110	—	—
$300,000 8 3/8% Senior Subordinated Notes	11,448	25,125	25,125
$276,000 10% Senior Discount Notes	330	—	—
$100,000 10% Senior Discount Notes	194	—	—
Other	—	2,715	100

Interest expense before amortization of discount and deferred financing fees	46,452	48,568	58,354
Amortization of discount and deferred financing fees	14,053	47,207	39,292

Total interest expense	$60,505	$95,775	$97,646

Note 12 — Stockholders’ Equity

Stock Option Plans. Pursuant to the Company’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Plan (collectively, the “Option Plans”) nonqualified options in LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company. In addition, pursuant to the 2002 Non-Employee Director Stock Plan, 1,000 shares of the Company’s class A common stock were awarded to members of the Board of Directors for consideration of $0 per share, resulting in compensation expense of $22,000 for the year ended December 31, 2002.

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

Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. There were 4,865,000 shares authorized for grant under the four plans. At December 31, 2003, there were 1,127,000 shares available for future grant under the Option Plans.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information regarding the Option Plans (shares in thousands):

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,957	$20.19	1,817	$18.96	1,836	$18.83
Granted	697	23.56	1,312	21.94	59	25.44
Exercised	(69)	19.34	(39)	17.43	—	—
Forfeited	(75)	22.12	(136)	22.16	(78)	20.86
Assumed in merger with Sunrise	—	—	3	51.55	—	—

Outstanding at end of period	3,510	20.83	2,957	20.19	1,817	18.96

Options exercisable at period-end	1,809		1,404		1,106

Weighted-average fair value of options granted during the period	$5.96		$6.79		$7.35

In addition to the option grants above, the Company granted unrestricted stock awards of 1,340 shares of class A common stock to certain employees for consideration of $0 per share, resulting in compensation expense of $31,248.

The following table summarizes information about the Option Plans at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.50 to $14.99	505	4.0	$11.49	504	$11.48
$15.00 to $19.99	10	4.2	18.70	10	18.70
$20.00 to $24.99	2,764	7.4	22.02	1,160	21.24
$25.00 to $29.99	230	6.9	26.25	134	26.25
$250.00 to $275.00	1	6.6	251.94	1	251.94

Phantom Stock Units Plan. Pursuant to the Company’s 1998 Phantom Stock Units Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information regarding the Phantom Stock Units Plan (shares in thousands):

	Year Ended December 31,

	2003	2002	2001

Outstanding at beginning of period	675	680	682
Exercised	(150)	(5)	(2)

Outstanding at end of period	525	675	680

Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The per share purchase price is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2003, employees purchased 64,087 shares at a weighted average price of $19.49.

Note 13 — Restructuring Charge

During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $115,000 of restructuring charges in the year ended December 31, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $703,000 through December 31, 2003, and expects to pay the balance of approximately $321,000 during the first quarter of 2004.

Note 14 — Derivative Instruments

The Company’s 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

In 2002 and 2001, the Company used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. At December 31, 2001, the Company held derivative instruments with a notional amount of $430.0 million and the aggregate fair value of the instruments was a liability of $5.6 million. Other (income) expense for the years ended December 31, 2002 and 2001 includes a gain of $5.6 million and loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments.

Note 15 — Related Party Transactions

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 and $1.3 million for the years ended December 31, 2002 and 2001, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of the Company’s class B common stock at a price of $0.01 valued at $2.7 million, which were exercised on May 8, 2003.

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $67,000, $89,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company was party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending this agreement on May 2, 2002, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursements of certain expenses. Transactions subject to this agreement included a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the year ended December 31, 2002. The fees for the year ended December 31, 2001 was $539,000.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of approximately $494,000, $551,000 and $568,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $110,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively, in connection with its local marketing agreement for WNAC-TV. The Company has also paid Super Towers, Inc. $66,000 and $55,000 for the years ended December 31, 2003 and 2002, respectively, for various reimbursable expenses.

Note 16 — Retirement Plans

401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.2 million, $1.6 million and $1.2 million to the 401(k) Plan in the years ended December 31, 2003, 2002 and 2001, respectively.

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $90.1 million, $83.2 million and $64.2 million at December 31, 2003, $76.7 million, $72.4 million and $55.4 million at December 31, 2002 and $2.8 million, $1.7 million and $0 at December 31, 2001, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands, except
	percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$76,711	$64,754	$58,553
Service cost	1,827	1,592	1,047
Interest cost	5,243	4,874	4,351
Plan amendments	122	1,596	—
Actuarial loss	8,920	7,111	3,141
Benefits paid	(2,754)	(3,216)	(2,338)

Benefit obligation, end of period	$90,069	$76,711	$64,754

Change in plan assets
Fair value of plan assets, beginning of period	$55,375	$65,514	$66,824
Actual return on plan assets	11,552	(6,924)	1,028
Employer contributions	36	—	—
Benefits paid	(2,754)	(3,215)	(2,338)

Fair value of plan assets, end of period	$64,209	$55,375	$65,514

Funded status of the plan	$(25,860)	$(21,337)	$810
Unrecognized actuarial gain (loss)	17,878	15,130	(4,982)
Unrecognized prior service cost	1,518	1,562	198

Total amount recognized and accrued benefit liability	$(6,464)	$(4,645)	$(3,974)

Amounts recognized in the balance sheets consist of:

	2003	2002

Accrued benefit cost	$(18,943)	$(4,645)
Intangible assets	2,020	—
Accumulated other comprehensive loss	10,459	—

Net amount recognized	$(6,464)	$(4,645)

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost:

	2003	2002	2001

Service cost	$1,827	$1,592	$1,047
Interest cost	5,243	4,874	4,351
Expected return on plan assets	(5,631)	(5,730)	(5,478)
Amortization of prior service cost	166	157	12
Amortization of net loss (gain)	250	(142)	(638)
Transition amount recognized	—	—	(329)

Net periodic benefit cost	$1,855	$751	$(1,035)

Assumptions:

Weighted-average assumptions used to determine benefit obligation at December 31:

	2003	2002	2001

Discount rate	6.00-6.25%	6.75%	7.25-8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00-5.00%	4.00-5.00%	4.00-5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001

Discount rate	6.75%	7.25-8.00%	7.50-8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00-5.00%	4.00-5.00%	4.00-5.00%

Accumulated other comprehensive loss

The Company recorded $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2003. There was no accumulated other comprehensive income or loss as of December 31, 2002 and 2001.

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sold benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The expected long-term rate of return on plan assets was made considering the Retirement Plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation for the Retirement Plan at December 31, 2003 and 2002 and the target allocation for December 31, 2004, by asset category, are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2004	2003	2002

Equity securities	60-70%	70%	68%
Debt securities	30-40%	30%	32%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company did not contribute to the Retirement Plan in 2003, but does anticipate contributing $1.2 million to the Retirement Plan in 2004.

Note 17 — Commitments and Contingencies

Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2003 are as follows (in thousands):

2004	$661
2005	545
2006	493
2007	416
2008	178
Thereafter	2,828

$5,121

Rent expense included in the consolidated statements of operations was $1.6 million, $1.6 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2003 are as follows (in thousands):

2004	$21,887
2005	16,079
2006	9,560
2007	5,689
2008	1,415
2009	1,033
Thereafter	1,278

Total obligations	56,941
Less recorded contracts	34,682

Future contracts	$22,259

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $32.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2003 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Income Taxes

The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$376	$—
State	823	750	859
Foreign	3,168	2,240	110

	3,991	3,366	969

Deferred:
Federal	4,476	12,134	(23,199)
State	(295)	4,974	(128)
Foreign	1,881	5,027	1,731

	6,062	22,135	(21,596)

	$10,053	$25,501	$(20,627)

The components of the (loss) income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States of America	$(91,804)	$(7,385)	$(87,982)
Foreign	11,255	15,338	5,634

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(80,549)	$7,953	$(82,348)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,

	2003	2002	2001

(Benefit) provision assuming federal statutory rate	$(28,192)	$2,783	$(28,838)
State taxes, net of federal tax benefit	343	769	430
Amortization	—	—	6,452
Foreign taxes, net of federal tax benefit	2,727	4,196	964
Change in valuation allowance	34,367	17,083	—
Other	808	670	365

	$10,053	$25,501	$(20,627)

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	As of December 31,

	2003	2002

Deferred tax liabilities:
Intangible assets	$243,539	$234,496
Property and equipment	19,653	21,726
Equity Investments	266,589	267,935

	529,781	524,157

Deferred tax assets:
Net operating loss carryforwards	(78,447)	(39,456)
Valuation allowance	83,418	42,511
Other	(7,164)	(16,624)

	(2,193)	(13,569)

Net deferred tax liabilities	$527,588	$510,588

The Company maintains a full valuation allowance against its net deferred tax asset position because management believes it is more likely then not that their net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased $41.0 million during 2003.

The Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

Included in the Company’s total valuation allowance is a $28.2 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of Sunrise Television. This valuation allowance increased $2.8 million during 2003 as a result of a re-evaluation of the accounting for the acquisition of Sunrise Television (see Note 1 to the Consolidated Financial Statements). These entries have no impact on the Company’s cash flows.

At December 31, 2003, the Company had a federal net operating loss carryforward of approximately $207.6 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico of $3.5 million, which expire between 2005 through 2007. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

The Company had net cash tax payments of $5.8 million, $1.0 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. These net cash tax payments include $116,524, $600,000 and $144,402 in refunds for the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net revenues	$75,254	$91,078	$85,769	$97,428
Operating income (loss)	11,763	24,829	20,688	(26,728)
(Loss) income from continuing operations	(40,867)	(10,593)	5,024	(44,166)
Loss (gain) from sale of discontinued operations, net of tax	—	652	(864)	—
Net (loss) income	(40,867)	(11,245)	5,888	(44,166)

Basic and Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.82)	$(0.21)	$0.10	$(0.88)
Loss (gain) from sale of discontinued operations, net of tax	—	0.01	(0.02)	—
Net (loss) income	(0.82)	(0.23)	0.12	(0.88)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net revenues	$62,523	$89,168	$91,812	$106,091
Operating income	14,170	30,485	28,236	36,769
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(25,720)	(9,650)	5,193	12,629
(Income) loss from discontinued operations, net of tax	—	(227)	261	(74)
Gain from sale of discontinued operations, net of tax	—	—	(982)	—
Cumulative effect of change in accounting principle, net of tax	30,689		—	—
Net (loss) income	(56,409)	(9,423)	5,914	12,703

Basic and Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(1.00)	$(0.23)	$0.10	$0.25
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	—
Cumulative effect of change in accounting principle, net of tax	(1.19)	—	—	—
Net (loss) income	(2.20)	(0.23)	0.12	0.25

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

Cash paid for interest	$52,722	$48,435	$50,348
Cash paid for income taxes	5,758	1,029	1,048
Cash investing activities:
On June 5, 2001, the Company acquired WNAC-TV for $2.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			2,500
Note issued			(2,500)

Liabilities assumed			—

On July 25, 2001, the Company acquired WNLO-TV for $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			26,044
Cash paid			(26,044)

Liabilities assumed			—

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			11,736
Cash paid			(11,699)

Liabilities assumed			37

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets		2,872
Cash paid		(2,872)

Liabilities assumed		—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets		3,029
Cash paid		(3,029)

Liabilities assumed		—

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for $4.7 million, a station the Company had been operating under a local marketing agreement since December 9, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired and intangible assets		4,739
Cash paid		(4,739)

Liabilities assumed		—

On May 2, 2002, the Company acquired Sunrise Television Corp. for $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		267,551
Value of common stock in exchange for Sunrise		(10,255)

Liabilities assumed		(257,296)

Note 21 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period

Year ended December 31, 2003
Allowance for doubtful accounts	$2,709	$(293)	$718	$1,698
Year ended December 31, 2002
Allowance for doubtful accounts	$1,802	$1,801	$894	$2,709
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802

Note 22 — Subsequent Events

On January 8, 2004, the Company signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan for $24.0 million. This transaction is subject to the Federal Communications Commission’s approval and is expected to be completed by the middle of 2004. Accordingly, the Company will classify the assets and liabilities associated with this station as held for sale on its balance sheet and the operating results as discontinued operations on its statement of operations in its financial statements for the quarter ended March 31, 2004.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the assets and liabilities of this station as of December 31, 2003 are as follows (in thousands):

2003

Accounts receivable, net	$1,391
Program rights	415
Other current assets	8
Property and equipment, net	5,875
Broadcast licenses, net	15,719
Network affiliations, net	76

Total Assets	$23,484

Accounts payable	$192
Barter payable	4
Accrued income tax	24
Program obligations	414
Other accruals	543

Total Liabilities	$1,177

On January 14, 2004, the Company purchased WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network, Corporation for a total purchase price of $4.5 million.

On January 30, 2004, the Company signed an asset purchase agreement for the broadcast license and certain operating assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million, subject to FCC approval, which it expects to be completed by the middle of 2004.

In January 2004 the Company drew down funds from its revolving credit facility to retire $24.5 million of its 8% Senior Notes due 2008. The Company incurred a charge of approximately $2.4 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder

of LIN Television Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 24, 2004

LIN TELEVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,475	$143,860
Available for sale securities	—	23,674
Accounts receivable, less allowance for doubtful accounts (2003 — $1,698; 2002 — $2,709)	72,340	71,336
Program rights	17,661	14,515
Assets held for sale	—	10,606
Other current assets	3,216	1,631

Total current assets	102,692	265,622
Property and equipment, net	203,049	208,072
Deferred financing costs	14,332	25,796
Equity investments	77,305	84,368
Program rights	11,444	8,953
Goodwill	586,269	599,263
Broadcast licenses	1,102,708	1,127,742
Other intangible assets, net	3,289	1,480
Other assets	14,822	13,074

Total Assets	$2,115,910	$2,334,370

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$7,000	$106,154
Accounts payable	7,169	11,665
Accrued income taxes	320	7,104
Accrued interest expense	9,846	16,236
Accrued sales volume discount	6,075	5,415
Other accrued expenses	13,423	22,303
Liabilities held for sale	—	139
Program obligations	23,042	15,683

Total current liabilities	66,875	184,699
Long-term debt, excluding current portion	693,367	758,366
Deferred income taxes, net	527,588	510,588
Program obligations	11,640	8,381
Other liabilities	54,306	12,131

Total liabilities	1,353,776	1,474,165

Contingencies (Note 17)
Stockholder’s equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,067,398	1,064,620
Accumulated deficit	(294,805)	(204,415)
Accumulated other comprehensive loss	(10,459)	—

Total stockholder’s equity	762,134	860,205

Total liabilities and stockholder’s equity	$2,115,910	$2,334,370

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net revenues	$349,529	$349,594	$271,038
Operating costs and expenses:
Direct operating (excluding depreciation of $31.4 million, $28.0 million and $22.8 million for the years ended December 31, 2003, 2002 and 2001, respectively)	102,093	96,409	81,373
Selling, general and administrative	91,554	80,691	64,630
Amortization of program rights	24,835	20,759	21,847
Corporate	16,101	12,508	8,436
Restructuring charge	115	909	—
Depreciation and amortization of intangible assets	32,614	28,658	65,925
Impairment of broadcast licenses	51,665	—	—

Total operating costs and expenses	318,977	239,934	242,211

Operating income	30,552	109,660	28,827
Other (income) expense:
Interest expense	60,505	95,775	97,646
Investment income	(1,015)	(3,131)	(3,950)
Share of (income) loss in equity investments	(478)	(6,328)	4,121
(Gain) loss on derivative instruments	(2,620)	(5,552)	5,552
Gain on redemption of investment in Southwest Sports Group	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	16,000	—
Loss on early extinguishment of debt	53,621	5,656	6,810
Other, net	1,088	3,106	996

Total other expense, net	111,101	101,707	111,175

Income (loss) from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(80,549)	7,953	(82,348)
Provision for (benefit from) income taxes	10,053	25,501	(20,627)

Loss from continuing operations before cumulative effect of change in accounting principle	(90,602)	(17,548)	(61,721)
Discontinued operations:
Income from discontinued operations, net of tax provision of $22	—	(40)	—
Gain from sale of discontinued operations, net of tax provision of $109 for the year ended December 31, 2003 and $425 for the year ended December 31, 2002	(212)	(982)	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,525	—	30,689	—

Net loss	$(90,390)	$(47,215)	$(61,721)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Loss

	(In thousands, except for number of shares)
Balance at January 1, 2001	1	$—	$561,669	$(95,479)	$—	$466,190	—
Charge for payments on exercises of phantom stock units	—	—	(38)	—	—	(38)
Tax benefit from exercises of stock options	—	—	223	—	—	223
Net loss	—	—	—	(61,721)	—	(61,721)	$(61,721)

Comprehensive loss — 2001							$(61,721)

Balance at December 31, 2001	1	—	561,854	(157,200)	—	404,654
Capital contribution from LIN TV Corp. in connection with initial public offering, net of fees	—	—	399,944	—	—	399,944
Capital contribution from LIN TV Corp. of Sunrise debt and preferred stock liabilities	—	—	87,666	—	—	87,666
Capital contribution from LIN TV Corp. in connection with the termination of agreements with Hicks Muse			2,714			2,714
Capital contribution from LIN TV Corp. of Sunrise Television Corp.’s assets and liabilities	—	—	10,255	—	—	10,255
Net proceeds from exercises of stock options and phantom stock units and employee stock purchase plan insurances	—	—	1,138	—	—	1,138
Tax benefit from exercises of stock options			155			155
Charge for stock-based compensation	—	—	894	—	—	894
Net loss	—	—	—	(47,215)	—	(47,215)	(47,215)

Comprehensive loss — 2002							$(47,215)

Balance at December 31, 2002	1	—	1,064,620	(204,415)	—	860,205
Minimum additional pension liability	—	—	—	—	(10,459)	(10,459)	$(10,459)
Net Proceeds from exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	2,631	—	—	2,631
Charge for stock-based compensation	—	—	147	—	—	147
Net loss	—	—	—	(90,390)	—	(90,390)	(90,390)

Comprehensive loss — 2003							$(100,849)

Balance at December 31, 2003	1	$—	$1,067,398	$(294,805)	$(10,459)	$762,134

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net loss	$(90,390)	$(47,215)	$(61,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	46,666	75,688	105,210
Loss on extinguishment of debt	53,621	5,656	6,810
Amortization of program rights	24,835	20,759	21,847
Program payments	(23,029)	(22,475)	(22,386)
Interest and appreciation on Southwest Sports Group preferred units	—	(4,819)	(3,000)
Tax benefit from exercises of stock options	—	155	223
Employee stock-based compensation	147	894	—
Deferred income taxes and utilization of previously unrecognized acquired net operating losses, net	6,082	22,493	(21,749)
Impairment of intangible assets, net of tax benefit in 2002	51,665	30,689	—
Net loss (gain) on disposition of property and equipment	1,615	(107)	1,128
(Gain) loss on derivative instruments	(2,620)	(5,552)	5,552
Share of loss (income) in equity investments	(478)	(6,328)	4,121
Provision for doubtful accounts	(1,011)	1,032	123
Other non-cash items	21	12,394	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	7	(4,210)	447
Program rights, net of program obligations	3,175	(2,246)	(523)
Other assets	(3,344)	5,045	2,245
Accounts payable	(4,496)	(1,348)	488
Accrued income taxes	(6,784)	1,109	(97)
Accrued interest expense	(6,390)	(5,857)	8,693
Accrued sales volume discount	660	1,595	(908)
Other accrued expenses	2,586	(2,322)	(4,311)

Net cash provided by operating activities	52,538	75,030	42,192

INVESTING ACTIVITIES:
Capital expenditures	(28,357)	(39,275)	(21,503)
Proceeds from disposals of property and equipment	57	74	923
Proceeds from sale of broadcast licenses and related operating assets	10,000	38,500	—
Investment in equity investments	—	(1,850)	(1,500)
Cash and cash equivalents acquired through merger with Sunrise Television	—	—	—
Capital distributions from equity investments	7,540	6,405	6,583
Payments for business combinations, net of cash acquired	(1,980)	(7,916)	(40,879)
Proceeds from redemption of Southwest Sports Group preferred units	—	60,819	—
Other investments and deposits	(1,202)	88	—
Proceeds from (purchase of) short-term investments	23,691	(23,478)	—

Net cash provided by (used in) investing activities	9,749	33,367	(56,376)

FINANCING ACTIVITIES:
Net proceeds (payments) on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,631	1,138	(38)
Redemption of Sunrise Television preferred stock	—	(10,829)	—
Capital contributions from LIN TV Corp.	—	399,944	—
Proceeds from long-term debt	500,000	—	267,015
Financing costs and associated with proceeds from long-term debt	(10,347)	—	—
Net proceeds (payments) from revolver debt	22,000	(10,000)	13,000
Principal payments on long-term debt	(684,500)	(354,901)	(256,389)
Principal payments on short-term debt	—	(7,125)	—
Cash expenses associated with early extinguishment of debt	(26,456)	—	—

Net cash (used in) provided by financing activities	(196,672)	18,227	23,588

Net (decrease) increase in cash and cash equivalents	(134,385)	126,624	9,404
Cash and cash equivalents at the beginning of the period	143,860	17,236	7,832

Cash and cash equivalents at the end of the period	$9,475	$143,860	$17,236

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

On December 17, 2003, LIN Television completed its acquisition of all the capital stock of LIN Holdings Corp. by means of a merger, with LIN Television the surviving entity. These consolidated financial statements reflect the combined financial position, operating results and cash flows of LIN Television and LIN Holdings Corp. as if they had been combined for all periods.

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $205.0 million aggregate principal amount of 8% Senior Notes due 2008. (See Note 11). All of the consolidated subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior financial statements to conform to the current period financial statement presentation.

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

The Company identified adjustments relating to its previously filed quarterly financial statements in 2003 and 2002, arising as a result of this revised valuation. The Company has concluded that the effects of these adjustments are not material individually or in the aggregate to any quarters in 2003 or 2002. Accordingly, the quarterly financial statements have not been restated. Instead, these adjustments, that aggregate $189,000 on an after-tax basis, have been recorded effective July 1, 2003. The amounts of these adjustments are as follows:

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

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets, amortization and impairment of program rights, barter transactions and net assets of businesses acquired.

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

Revenue Recognition

Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue in the amounts of $11.4 million, $12.5 million and $12.2 million in the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred barter expense in the amounts of $10.9 million, $12.4 million and $12.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amounts of $4.7 million, $4.6 million and $4.7 million in the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets include broadcast licenses, network affiliations and goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario, that excludes network compensation payments.

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

The future value of the Company’s broadcast licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by the Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the Federal Communication Commission to a particular market determines how many television networks and other program sources are viewed in a particular market.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on these factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with the Company’s purchase of Sunrise Television Corp. in May 2002, the Company acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology the Company used in connection with the valuation of the stations acquired in the Sunrise transaction was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in these specific markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15-year amortization period assuming that this change would not impact the $51.7 million impairment of broadcast licenses for the year ended December 31, 2003.

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2003):
Broadcast licenses	$1,102,708	$551,354	$827,031
Other intangible assets, net (including network affiliation agreements)	3,289	481,129	242,209
Statement of Operations (For the year ended December 31, 2003):
Depreciation and amortization of intangible assets	32,614	69,371	87,749
Operating income	30,552	(6,205)	(24,583)
Loss from continuing operations	(90,602)	(68,474)	(79,538)
Net loss	(90,390)	(109,567)	(98,504)

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

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

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for Stock-Based Compensation

At December 31, 2003, LIN TV Corp. had four stock-based employee compensation plans, which are described more fully in Note 12. LIN TV Corp. awards options on behalf of LIN Television and LIN

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Television accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In 2003 and 2002, the Company incurred $147,000 and $894,000, respectively, of stock-based employee compensation cost, which was reflected in earnings. No stock-based employee compensation cost was reflected in earnings in 2001 as all options granted under those plans had an exercise price equal to or more than the market value of the underlying common stock on the date of grant or remeasurement. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Net loss, as reported	$(90,390)	$(47,215)	$(61,721)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	88	536	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,005)	(2,235)	(2,657)

Pro forma net loss	$(93,307)	$(48,914)	$(64,378)

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For 2003 and 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. The following assumptions were used for option grants under the Company’s stock option plans during the years ended December 31, 2003, 2002 and 2001 respectively:

	2003	2002	2001

Volatility factors	30%	35%	n/a
Risk-free interest rates	1.5-3.25%	3.4-5.1%	5.96%
Expected life	2-5 years	2-6 years	7 years
Dividend yields	0%	0%	0%

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

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2003 and 2002 (see Note 11 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company’s application of FIN 46 will result in the consolidation of the assets, liabilities and non-controlling interests of Banks Broadcasting, Inc. into the Company’s financial statements at their fair value determined at the date that the Interpretation first applies, which for the Company is March 31, 2004, as it is not practicable for the Company to determine the carrying amount at such date. The difference, if any, between the fair value of the newly consolidated assets over the reported amount of any previously held interests and the fair value of newly consolidated liabilities and non-controlling interests shall be recognized as a cumulative effect of an accounting change. The Company’s maximum exposure to loss is limited to its investment in Banks Broadcasting, Inc. of approximately $11.3 million as of December 31, 2003.

The Company operates two television stations under local marketing agreements (“LMA agreement”). An LMA agreement is a contract between two separately owned broadcast licensees serving a common television market where the broadcast licensee (“LMA Operator”) of one station contracts with another broadcast licensee (“LMA Licensee”) to operate the LMA Licensee’s broadcast license for an agreed upon schedule of cash payments. Under the LMA agreement, the LMA Operator provides substantial portions of the programming for airing on the LMA Licensee’s station and sells the advertising time associated with that programming. The broadcast license of the LMA station is subject to the ultimate programming and other controls exercised by the LMA licensee. The two LMA Licensees, with which the Company has LMA agreements, hold the broadcast licenses and the Company holds the option to buy their broadcast licenses for approximately $4.1 million. In addition, these two LMA Licensees have limited operating costs associated with the management of those broadcast licenses.

The Company believes that the terms of its LMA agreement and related purchase option arrangements identify the entities owning the related broadcast licenses as Variable Interest Entities (“VIE”) under FIN 46. However, the purchase option arrangements do not oblige the Company to absorb the entities’ expected losses, if they occur, beyond the premium paid for such options. The Company does not believe that these option premiums are significant in comparison to expected losses over the life of the broadcast licenses and, therefore, does not identify itself as the party that will absorb a majority of such expected losses. The Company notes that since March 2002 neither of its LMA arrangements have put options. Based on this assessment, the Company does not believe that FIN 46 will require the consolidation of the entities owning the broadcast licenses. The Company’s maximum exposure to loss is limited to approximately $1.0 million, which represents the current premium paid in respect of the purchase options.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. The adoption of the new standard does not impact the Company’s results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures about pension plans and other postretirement benefit plans to those in the original SFAS No. 132, however, it does not change the measurement or recognition of those plans.

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

The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facilities of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise Television Corp. (“Sunrise”) which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of LIN TV Corp.’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, LIN TV Corp. exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of LIN TV Corp.’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. These share issuances by LIN TV Corp. are reflected as capital contributions in the Company’s financial statements. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse in connection with the termination of the Company’s monitoring and oversight agreement with such affiliates of Hicks Muse, and for general corporate purposes.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Available for Sale Securities

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

Note 5 — Acquisitions and Dispositions

UHF licenses. In December 2002 and June 2003, the Company acquired for $6.3 million the licenses to 700 MHz of spectrum currently allocated to television channels 54 and 59 in the following markets: Austin, Texas; Hartford-New Haven, Connecticut; Springfield, Massachusetts; Providence, Rhode Island; Grand Rapids, Michigan and various locations in Indiana, including Ft. Wayne and Lafayette. The spectrum can be utilized for any purpose other than analog television.

Sunrise Acquisition. On May 2, 2002, concurrent with the consummation of LIN TV Corp.’s IPO, LIN TV Corp. acquired all of the common stock of Sunrise. The Sunrise acquisition added seven stations to the Company’s operations, six of which are now owned and operated by the Company, one of which is subject to a proposed sale to Barrington Broadcasting pending FCC approval, and one station that is operated by the Company under a local marketing agreement. LIN TV Corp. issued 60,221 shares of class A common stock and 402,218 shares of class B common stock and options to acquire 3,688 shares of class A common stock with a value of approximately $10.3 million in exchange for all of Sunrise’s common stock and options. The Company has accounted for this transaction under the purchase method of accounting. On May 8, 2002, the Company contributed its investment in Sunrise to LIN Television through a capital contribution.

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

WOTV-TV, WVBT-TV and WCTX-TV. The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. The Company acquired the broadcast license of WCTX-TV during the second quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV, WVBT-TV, and WCTX-TV under local marketing agreements, since October 30, 1991, December 14, 1994, and December 9, 1994, respectively, and therefore, pro forma financial results would not differ significantly from actual results of operations.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes these acquisitions (in thousands):

					UHF	UHF
				Sunrise	Television	Television
	WOTV-TV	WVBT-TV	WCTX-TV	Television	Licenses	Licenses

Acquisition date	January 29, 2002	January 31, 2002	April 30, 2002	May 2, 2002	December 20, 2002	June 13, 2003

Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—	$—
Other current assets	—	—	—	20,491	—	—
Property and equipment	1,291	—	—	36,984	—	—
Goodwill	—	—	—	12,671
Broadcast licenses	1,581	3,029	4,739	166,613	4,293	1,980
Other long-term assets	—	—	—	5,613	—	—
Liabilities held for sale	—	—	—	(1,850)	—	—
Total other liabilities	—	—	—	(36,910)	—	—
Long-term debt and accrued interest and premiums	—	—	—	(166,038)	—	—
Preferred stock	—	—	—	(65,169)	—	—

Total purchase price, including direct acquisition expenses	$2,872	$3,029	$4,739	$10,255	$4,293	$1,980

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

Disposition of KRBC-TV and KACB-TV. On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash to Mission Broadcasting, Inc. The operating results of these stations have been recorded as discontinued operations. The carrying amounts of the assets and liabilities of the television stations, as of December 31, 2002, are as follows:

Accounts receivable	$739
Program rights	(29)
Other current assets	8
Property and equipment, net	3,694
Intangible assets, net	6,194

Assets held for sale	$10,606

Accounts payable	$56
Program payable	83

Liabilities held for sale	$139

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with entering into the agreement to sell the stations, the Company entered into a local marketing agreement (“LMA”) with Mission, pursuant to which Mission began operating KRCB-TV and KACB-TV on January 1, 2003. Under the terms of the LMA, the Company transferred all economic benefit derived from the stations to Mission for the period from January 1, 2003 to June 13, 2003. Accordingly, the Company recorded a liability equal to the net operating results of the stations for the period from January 1, 2003 to June 13, 2003, the date the sale was completed, offsetting the results of discontinued operations in the Company’s statement of operations

Note 6 — Discontinued Operations

On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold to Smith Television the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets to Smith Television for $35.0 million. Accordingly, the financial results of these television stations are accounted for as discontinued operations and the Company has recorded income from discontinued operations of approximately $40,000, net of a tax provision of $22,000 and gain from the sale of the discontinued operations of approximately $982,000, net of a tax provision of $425,000 for the year ended December 31, 2002.

Note 7 — Equity Investments

The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	2003	2002

NBC joint venture	$55,758	$58,411
WAND (TV) Partnership	10,250	13,141
Banks Broadcasting, Inc.	11,297	12,816

	$77,305	$84,368

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $7.5 million, $5.6 million and $6.6 million from the joint venture for the years ended December 31, 2003, 2002 and 2001 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$158,247	$170,890	$146,630
Operating income	89,691	102,226	49,880
Net income (loss)	23,985	38,057	(14,935)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Current assets	$9,949	$24,111
Non-current assets	237,469	236,140
Current liabilities	725	544
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received $800,000 in distributions from the partnership in 2002 and did not receive any distributions in 2003 and 2001. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $187,000 as of December 31, 2002. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$6,360	$8,087	$6,386
Operating (loss) income	(8,591)	1,431	(747)
Net income (loss)	(8,674)	1,450	(711)

	December 31,

	2003	2002

Current assets	$2,013	$2,137
Non-current assets	25,168	34,063
Current liabilities	405	751

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $693,000 and $82,000 as of December 31, 2003 and 2002, respectively.

The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues	$5,152	$5,270	$4,539
Operating loss	(2,193)	(1,731)	(2,426)
Net loss	(2,818)	(2,366)	(1,501)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Current assets	$2,313	$2,588
Non-current assets	26,684	27,444
Current liabilities	2,361	1,067
Non-current liabilities	2,165	1,456
Redeemable preferred stock	3	3

Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

Other Investments: The Company recorded losses of approximately $250,000 and $2.8 million for the years ended December 31, 2003 and 2002, respectively, in other expenses on an investment in the equity of an internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the internet company, which in the opinion of management are other than temporary.

Note 8 —	Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002

Land and land improvements	$14,492	$14,300
Buildings and fixtures	97,924	82,389
Broadcasting equipment and other	245,771	208,247

	358,187	304,936
Less accumulated depreciation	(155,138)	(96,864)

	$203,049	$208,072

The Company recorded depreciation expense in the amounts of $31.4 million, $28.0 million and $22.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2003	2002

Amortized Intangible Assets:
LMA purchase options	$2,388	$1,412
Network affiliations	377	377
Income leases	393	393
Other intangible assets	2,022	—
Accumulated amortization	(1,891)	(702)

	3,289	1,480

Unamortized Intangible Assets:
Broadcast licenses	$1,102,708	$1,127,742
Goodwill	586,269	599,263

	1,688,977	1,727,005

Total intangible assets	$1,692,266	$1,728,485

Amortization expense was approximately $1.2 million for the year ended December 31, 2003. There was approximately $1.0 million, $572,000 and $344,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase options for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects that the LMA purchase option will be fully amortized in 2007. The Company has recorded approximately $189,000 and $127,000 of amortization expense on network affiliation agreements and income leases acquired in connection with the Sunrise Television acquisition for the years ended December 31, 2003 and 2002, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to December 31, 2010, and the income leases will be fully amortized by November 2006.

Other intangible assets represent intangible pension assets recognized when the Company recorded its minimum pension liability in accordance SFAS No. 87, “Employers’ Accounting for Pensions”. When a new determination of the amount of additional liability is made by the Company, the related intangible asset and separate component of equity shall be eliminated or adjusted as necessary.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 8 years if the Company provides at least an average level of service to its customers and complies with the applicable Federal Communications Commission (“FCC”) rules and policies and the FCC Communications Act of 1934. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

In accordance with the provisions of SFAS No. 142, the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. The Company completed an annual impairment test as of December 31, 2003. As a result of this test, an impairment loss of $51.7 million was recorded in the fourth quarter of 2003 to reflect the write-down of certain broadcast licenses to their fair value. The following table shows, on a pro forma basis, what the Company’s net loss and net loss per common share would have been if SFAS No. 142 had been applied to the prior years, net of tax benefit (in thousands):

	2003	2002	2001

Reported net loss	$(90,390)	$(47,215)	$(61,721)
Addback: goodwill amortization, net of tax	—	—	10,455
Addback: intangible amortization, net of tax	—	—	17,447

Adjusted net loss	$(90,390)	$(47,215)	$(33,819)

Note 10 —	Local Marketing Agreements

The Company has made commitments aggregating $3.3 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV and WNAC-TV and a purchase option agreement for KNVA-TV.

In addition to the purchase option agreement for KNVA-TV, the Company has a purchase option agreement to acquire WNAC-TV. If the Company exercises these options to acquire the broadcast licenses and related assets of KNVA-TV and WNAC-TV, the Company would pay approximately $3.3 million in the aggregate.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	December 31,

	2003	2002

Senior Credit Facilities	$193,500	$—
$205,000, 8% Senior Notes due 2008 (net of discount of $4,706 and $5,996 at December 31, 2003 and December 31, 2002, respectively)	200,294	204,004
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	—
$125,000, 2 1/2% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $18,427 at December 31, 2003)	106,573	—
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $364 at December 31, 2002)	—	299,636
$276,000, 10% Senior Discount Notes due 2008 (net of discount of $4,443 at December 31, 2002)	—	271,557
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $10,677 at December 31, 2002)	—	89,323

Total debt	700,367	864,520
Less current portion	7,000	106,154

Total long-term debt	$693,367	$758,366

Senior Credit Facilities

On February 7, 2003, the Company obtained a $175.0 million term loan, as part of an amendment to its existing credit facility. In connection with this amendment, the Company recorded approximately $1.2 million in deferred financing costs. In March 2003, the Company used the proceeds from the loan, a drawdown of $75.0 million from its existing revolving credit facility and cash on hand to retire the debt of the Company’s LIN Holdings Corp. subsidiary (“LIN Holdings”), consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. The Company incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of LIN Holdings’ debt.

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

6 1/2% Senior Subordinated Notes

In May 2003, LIN Television issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due 2013 in a private placement. LIN Television filed a registration statement with the Securities and Exchange Commission in January 2004 to register an exchange offer allowing holders of the 6 1/2% Senior Subordinated Notes to exchange their notes for notes with essentially identical terms. The

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registered exchange offer closed in February 2004. The Company incurred $160,000 in penalty fees in connection with the delay of this registration. The 6 1/2% Senior Subordinated Notes were issued at par. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness, including its senior credit facilities and its 8% Senior Notes due 2008, and rank on parity in right of payment with all of its senior subordinated indebtedness, including its 2.50% Exchangeable Senior Subordinated Debentures due 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic subsidiaries. Financing costs of $4.9 million were incurred in connection with the issuance and are being amortized over the term of the debt. Interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and is payable semi-annually in arrears commencing on November 15, 2003. LIN Television may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price (as a percentage of outstanding principal amount)

2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

LIN Television may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

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

2.50% Exchangeable Senior Subordinated Debentures

In May 2003, LIN Television issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due 2033 in a private placement. The resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures were registered with the Securities Exchange Commission pursuant to a registration statement which became effective on January 16, 2004. The debentures are unsecured and subordinated in right of payment to all of LIN Television’s existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due 2013. The debentures are guaranteed, jointly and severally on an unsecured senior subordinated basis, by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. The Company may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus accrued and unpaid interest. Holders of the debentures may require LIN Television to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; lines; mergers, consolidations and sales of all or substantially all of the assets of certain of the Company’s subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter commencing after June 30, 2003, if the closing sale price of LIN TV common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV common stock would be converted into cash, securities or other property.

Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

(Applicable Stock Price – Base Exchange Price)

Base Exchange Rate +	Applicable Stock Price	× Incremental Share Factor

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These penalties are generally paid based on a percentage of the outstanding principal amount of the indebtedness or a percentage of the value of the underlying Class A common stock. The Company incurred penalties of $96,000 in the year ended December 31, 2003 for being unable to have the resale registration statement declared effective within the permitted time limit.

On June 13, 2003, the Company used the proceeds from the 6 1/2% Senior Subordinated Notes due in 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due in 2033, and borrowings under the Company’s senior credit facilities to redeem all of its $300.0 million in outstanding aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008. The Company incurred a charge of $23.6 million relating to the write-off of unamortized deferred financing costs and discounts and call premiums in connection with the redemption of the notes for the year ended December 31, 2003.

Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

8% Senior Notes

LIN Television Corporation has $205.0 million outstanding in aggregate principal amount of 8% Senior Notes due January 15, 2008 as of December 31, 2003. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. LIN Television Corporation may redeem some or all of these notes at any time on or after January 15, 2005. LIN Television Corporation may also redeem up to 35% of these notes using the proceeds of certain equity offerings completed before January 15, 2004.

These senior notes are general unsecured obligations and rank equally in right of payment with all of LIN Television Corporation’s existing and future senior indebtedness and senior in right of payment to all the Company’s existing and future subordinated indebtedness. Each of LIN Television Corporation’s direct and indirect, existing and future, domestic subsidiaries guarantee the senior notes on a senior basis. The indenture governing the senior notes contains a change of control provision which states, among other things, that upon a change of control the holders of these notes may require LIN Television Corporation to purchase all or a portion of its notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. In addition, the indenture

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governing the senior notes limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of LIN Television Corporation’s subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of LIN Television Corporation’s subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

On December 15, 2003 the Company used cash on hand to retire $5.0 million of LIN Television Corporation’s 8% Senior Notes due 2008. The Company incurred a charge of approximately $516,000 related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

Future principal payments in connection with the Senior Credit Facility, 8% Senior Notes, 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures at December 31, 2003 are as follows (in thousands):

2004	$31,500
2005	7,000
2006	7,000
2007	172,500
2008	305,500
Thereafter	200,000

$723,500

The fair values of LIN Television Corporation’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to LIN Television Corporation for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2003	2002

Carrying amount	$700,367	$864,520
Fair value	740,027	415,500

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of interest expense that is recorded during the period, which is paid in cash during the period or subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Year Ended December 31,

	2003	2002	2001

Senior Credit Facility	$7,194	$3,928	$24,029
$205,000 8% Senior Notes	16,783	16,800	9,100
$200,000 6 1/2% Senior Subordinated Notes	8,393	—	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	2,110	—	—
$300,000 8 3/8% Senior Subordinated Notes	11,448	25,125	25,125
$276,000 10% Senior Discount Notes	330	—	—
$100,000 10% Senior Discount Notes	194	—	—
Other	—	2,715	100

Interest expense before amortization of discount and deferred financing fees	46,452	48,568	58,354
Amortization of discount and deferred financing fees	14,053	47,207	39,292

Total interest expense	$60,505	$95,775	$97,646

Note 12 — Stockholders’ Equity

Stock Option Plans. Pursuant to LIN TV Corp.’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Plan (collectively, the “Option Plans”) nonqualified options in LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company. In addition, pursuant to the 2002 Non-Employee Director Stock Plan, 1,000 shares of LIN TV Corp.’s class A common stock were awarded to members of the Board of Directors for consideration of $0 per share, resulting in compensation expense of $22,000, for the year ended December 31, 2002.

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

Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. There were 4,865,000 shares authorized for grant under the four plans. At December 31, 2003, there were 1,127,000 shares available for future grant under the Option Plans.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information regarding the Option Plans (shares in thousands):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,957	$20.19	1,817	$18.96	1,836	$18.83
Granted	697	23.56	1,312	21.94	59	25.44
Exercised	(69)	19.34	(39)	17.43	—	—
Forfeited	(75)	22.12	(136)	22.16	(78)	20.86
Assumed in merger with Sunrise	—	—	3	51.55	—	—

Outstanding at end of period	3,510	20.83	2,957	20.19	1,817	18.96

Options exercisable at period-end	1,809		1,404		1,106

Weighted-average fair value of options granted during the period	$5.96		$6.79		$7.35

In addition to the option grants above, LIN TV Corp. granted unrestricted stock awards of 1,340 shares of class A common stock to certain employees of LIN Television for consideration of $0 per share, resulting in compensation expense of $31,248.

The following table summarizes information about the Option Plans at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.50 to $14.99	505	4.0	$11.49	504	$11.48
$15.00 to $19.99	10	4.2	18.70	10	18.70
$20.00 to $24.99	2,764	7.4	22.02	1,160	21.24
$25.00 to $29.99	230	6.9	26.25	134	26.25
$250.00 to $275.00	1	6.6	251.94	1	251.94

Phantom Stock Units Plan. Pursuant to LIN TV Corp.’s 1998 Phantom Stock Units Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information regarding the Phantom Stock Units Plan (shares in thousands):

	Year Ended
	December 31,

	2003	2002	2001

Outstanding at beginning of period	675	680	682
Exercised	(150)	(5)	(2)

Outstanding at end of period	525	675	680

Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The per share purchase price is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2003, employees purchased 64,087 shares at a weighted average price of $19.49.

Note 13 — Restructuring Charge

During the second half of 2002, as a result of centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts, the Company recorded a pre-tax restructuring charge of approximately $909,000 for severance pay and benefits relating to the termination of 60 full time equivalent employees in the master control, sales support and business office areas. All employees had been informed of their termination benefits in the period that the charge was recorded. The Company recorded an additional $115,000 of restructuring charges in the year ended December 31, 2003. The Company has paid approximately $402,000 for severance pay and benefits through December 31, 2002 and $703,000 through December 31, 2003, and expects to pay the balance of approximately $321,000 during the first quarter of 2004.

Note 14 — Derivative Instruments

The Company’s 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $2.6 million for the year ended December 31, 2003.

In 2002 and 2001, the Company used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facilities and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. At December 31, 2001, the Company held derivative instruments with a notional amount of $430.0 million and the aggregate fair value of the instruments was a liability of $5.6 million. Other (income) expense for the years ended December 31, 2002 and 2001 includes a gain of $5.6 million and loss of $5.6 million, respectively, from the marking-to-market of these derivative instruments.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Related Party Transactions

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $368,000 and $1.3 million for the years ended December 31, 2002 and 2001, respectively. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 in exchange for an aggregate fee of $16.0 million consisting of an amount payable in cash of $6.2 million, $7.1 million in a promissory note and vested warrants to purchase 123,466 shares of LIN TV Corp.’s class

B common stock at a price of $0.01 valued at $2.7 million, which were exercised on May 8, 2003.

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $67,000, $89,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company was party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners, prior to amending this agreement on May 2, 2002, received a fee equal to 1.5% of the total value of certain transactions in which the Company was involved and reimbursements of certain expenses. Transactions subject to this agreement included a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the year ended December 31, 2002. The fees for the year ended December 31, 2001 was $539,000.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of approximately $494,000, $551,000 and $568,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $110,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively, in connection with its local marketing agreement for WNAC-TV. The Company has also paid Super Towers, Inc. $66,000 and $55,000 for the years ended December 31, 2003 and 2002, respectively, for various reimbursable expenses.

Note 16 — Retirement Plans

401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.2 million, $1.6 million and $1.2 million to the 401(k) Plan in the years ended December 31, 2003, 2002 and 2001, respectively.

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

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $90.1 million, $83.2 million and $64.2 million at December 31, 2003, $76.7 million, $72.4 million and $55.4 million at December 31, 2002 and $2.8 million, $1.7 million and $0 at December 31, 2001, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands, except
	percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$76,711	$64,754	$58,553
Service cost	1,827	1,592	1,047
Interest cost	5,243	4,874	4,351
Plan amendments	122	1,596	—
Actuarial loss	8,920	7,111	3,141
Benefits paid	(2,754)	(3,216)	(2,338)

Benefit obligation, end of period	$90,069	$76,711	$64,754

Change in plan assets
Fair value of plan assets, beginning of period	$55,375	$65,514	$66,824
Actual return on plan assets	11,552	(6,924)	1,028
Employer contributions	36	—	—
Benefits paid	(2,754)	(3,215)	(2,338)

Fair value of plan assets, end of period	$64,209	$55,375	$65,514

Funded status of the plan	$(25,860)	$(21,337)	$810
Unrecognized actuarial gain (loss)	17,878	15,130	(4,982)
Unrecognized prior service cost	1,518	1,562	198

Total amount recognized and accrued benefit liability	$(6,464)	$(4,645)	$(3,974)

Amounts recognized in the balance sheets consist of:

	2003	2002

Accrued benefit cost	$(18,943)	$(4,645)
Intangible assets	2,020	—
Accumulated other comprehensive loss	10,459	—

Net amount recognized	$(6,464)	$(4,645)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost:

	2003	2002	2001

Service cost	$1,827	$1,592	$1,047
Interest cost	5,243	4,874	4,351
Expected return on plan assets	(5,631)	(5,730)	(5,478)
Amortization of prior service cost	166	157	12
Amortization of net loss (gain)	250	(142)	(638)
Transition amount recognized	—	—	(329)

Net periodic benefit cost	$1,855	$751	$(1,035)

Assumptions:

Weighted-average assumptions used to determine benefit obligation at December 31:

	2003	2002	2001

Discount rate	6.00 - 6.25%	6.75%	7.25 - 8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001

Discount rate	6.75%	7.25 - 8.00%	7.50 - 8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%

Accumulated other comprehensive loss

The Company recorded $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2003. There was no accumulated other comprehensive income or loss as of December 31, 2002 and 2001.

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sold benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The expected long-term rate of return on plan assets was made considering the Retirement Plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation for the Retirement Plan at December 31, 2003 and 2002 and the target allocation for December 31, 2004, by asset category, are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,

Asset Category	2004	2003	2002

Equity securities	60 - 70%	70%	68%
Debt securities	30 - 40%	30%	32%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company did not contribute to the Retirement Plan in 2003, but does anticipate contributing $1.2 million to the Retirement Plan in 2004.

Note 17 — Commitments and Contingencies

Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2003 are as follows (in thousands):

2004	$661
2005	545
2006	493
2007	416
2008	178
Thereafter	2,828

$5,121

Rent expense included in the consolidated statements of operations was $1.6 million, $1.6 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2003 are as follows (in thousands):

2004	$21,887
2005	16,079
2006	9,560
2007	5,689
2008	1,415
2009	1,033
Thereafter	1,278

Total obligations	56,941
Less recorded contracts	34,682

Future contracts	$22,259

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $32.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2003 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Income Taxes

The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$376	$—
State	823	750	859
Foreign	3,168	2,240	110

	3,991	3,366	969

Deferred:
Federal	4,476	12,134	(23,199)
State	(295)	4,974	(128)
Foreign	1,881	5,027	1,731

	6,062	22,135	(21,596)

	$10,053	$25,501	$(20,627)

The components of the (loss) income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States of America	$(91,804)	$(7,385)	$(87,982)
Foreign	11,255	15,338	5,634

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(80,549)	$7,953	$(82,348)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,

	2003	2002	2001

(Benefit) provision assuming federal statutory rate	$(28,192)	$2,783	$(28,838)
State taxes, net of federal tax benefit	343	769	430
Amortization	—	—	6,452
Foreign taxes, net of federal tax benefit	2,727	4,196	964
Change in Valuation Allowance	34,367	17,083	—
Other	808	670	365

	$10,053	$25,501	$(20,627)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability are as follows (in thousands):

	As of
	December 31,

	2003	2002

Deferred tax liabilities:
Intangible assets	$243,539	$234,496
Property and equipment	19,653	21,726
Equity Investments	266,589	267,935

	529,781	524,157

Deferred tax assets:
Net operating loss carryforwards	(78,447)	(39,456)
Valuation allowance	83,418	42,511
Other	(7,164)	(16,624)

	(2,193)	(13,569)

Net deferred tax liabilities	$527,588	$510,588

The Company maintains a full valuation allowance against its net deferred tax asset position because management believes it is more likely then not that their net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased $41.0 million during 2003.

The Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

Included in the Company’s total valuation allowance is a $28.2 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of Sunrise Television. This valuation allowance increased $2.8 million during 2003 as a result of a re-evaluation of the accounting for the acquisition of Sunrise Television (see Note 1 to the Consolidated Financial Statements). These entries have no impact on the Company’s cash flows.

At December 31, 2003, the Company had a federal net operating loss carryforward of approximately $207.6 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico of $3.5 million, which expire between 2005 through 2007. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

The Company had net cash tax payments of $5.8 million, $1.0 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. These net cash tax payments include $116,524, $600,000 and $144,402 in refunds for the years ended December 31, 2003, 2002 and 2001, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net revenues	$75,254	$91,078	$85,769	$97,428
Operating income (loss)	11,763	24,829	20,688	(26,728)
(Loss) income from continuing operations	(40,867)	(10,593)	5,024	(44,166)
Loss (gain) from sale of discontinued operations, net of tax	—	652	(864)	—
Net (loss) income	(40,867)	(11,245)	5,888	(44,166)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net revenues	$62,523	$89,168	$91,812	$106,091
Operating income	14,170	30,485	28,236	36,769
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(25,720)	(9,650)	5,193	12,629
(Income) loss from discontinued operations, net of tax	—	(227)	261	(74)
Gain from sale of discontinued operations, net of tax	—	—	(982)	—
Cumulative effect of change in accounting principle, net of tax	30,689		—	—
Net (loss) income	(56,409)	(9,423)	5,914	12,703

Note 20 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

Cash paid for interest	$52,722	$48,435	$50,348
Cash paid for income taxes	5,758	1,029	1,048
Cash Investing Activities:
On June 5, 2001, the Company acquired WNAC-TV for $2.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			2,500
Note issued			(2,500)

Liabilities assumed			—

On July 25, 2001, the Company acquired WNLO-TV for $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			26,044
Cash paid			(26,044)

Liabilities assumed			—

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			11,736
Cash paid			(11,699)

Liabilities assumed			37

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		2,872
Cash paid		(2,872)

Liabilities assumed		—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		3,029
Cash paid		(3,029)

Liabilities assumed		—

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for $4.7 million, a station the Company had been operating under a local marketing agreement since December 9, 1994. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		4,739
Cash paid		(4,739)

Liabilities assumed		—

On May 2, 2002, LIN TV Corp. acquired Sunrise Television Corp. for $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		267,551
Value of common stock issued in exchange for Sunrise		(10,255)

Liabilities assumed		(257,296)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period

Year ended December 31, 2003
Allowance for doubtful accounts	$2,709	$(293)	$718	$1,698
Year ended December 31, 2002
Allowance for doubtful accounts	$1,802	$1,801	$894	$2,709
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802

Note 22 — Subsequent Events

On January 8, 2004, the Company signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan for $24.0 million. This transaction is subject to the Federal Communications Commission’s approval and is expected to be completed by the middle of 2004. Accordingly, the Company will classify the assets and liabilities associated with this station as held for sale on its balance sheet and the operating results as discontinued operations on its statement of operations in its financial statements for the quarter ended March 31, 2004. The carrying amounts of the assets and liabilities of this station as of December 31, 2003 are as follows (in thousands):

2003

Accounts receivable, net	$1,391
Program rights	415
Other current assets	8
Property and equipment, net	5,875
Broadcast licenses, net	15,719
Network affiliations, net	76

Total Assets	$23,484

Accounts payable	$192
Barter payable	4
Accrued income tax	24
Program obligations	414
Other accruals	543

Total Liabilities	$1,177

On January 14, 2004, the Company purchased WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network, Corporation for a total purchase price of $4.5 million.

On January 30, 2004, the Company signed an asset purchase agreement for the broadcast license and certain operating assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million, subject to FCC approval, which it expects to be completed by the middle of 2004

In January 2004 the Company drew down funds from its revolving credit facility to retire $24.5 million of its 8% Senior Notes due 2008. The Company incurred a charge of approximately $2.4 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

Schedule I — Condensed Financial Information of the Registrant

LIN TV CORP.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Investment in wholly owned subsidiaries	$762,134	$860,205

Total assets	$762,134	$860,205

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,652,060 shares at December 31, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	$266	$262
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at December 31, 2003 and 23,579,788 shares at December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,066,897	1,064,122
Accumulated deficit	(294,805)	(204,415)
Accumulated other comprehensive loss	(10,459)	—

Total stockholders’ equity	762,134	860,205

Total stockholders’ equity	$762,134	$860,205

LIN TV CORP.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Share of loss in wholly owned subsidiaries	$(90,390)	$(47,215)	$(61,721)

Net loss	$(90,390)	$(47,215)	$(61,721)

Basic and diluted loss per common share:
Net loss	$(1.81)	$(1.13)	$(2.40)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,993	41,792	25,688

LIN TV CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(90,390)	$(47,215)	$(61,721)
Share of loss in wholly owned subsidiaries	90,390	47,215	61,721

Net cash used in operating activities	—	—	—

Investing activities:
Capital contributions to wholly owned subsidiaries	—	(399,944)	—

Net cash used in investing activities	—	(399,944)	—

Financing activities:
Net proceeds from initial public offering of common stock	—	399,944	—

Net cash used in financing activities	—	399,944	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—