Form 10-K/A
period 2003-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2004-03-30
CIK 1166789, 931058

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-31311 LIN TV Corp. (Exact name of registrant as specified in its charter)	Commission file number 000-25206 LIN Television Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 05-0501252 (I.R.S. Employer Identification No.)	Delaware (State or other jurisdiction of incorporation or organization) 13-3581627 (I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(401) 454-2880

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

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

EXPLANATORY NOTE

In accordance with SEC Rule 3-09 of Regulation S-X, LIN TV Corp. and LIN Television Corporation are filing this Amendment No. 1 on Form 10-K/ A (“Form 10-K/ A”) to their combined annual report on Form 10-K for the fiscal year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 15, 2004 (“Form 10-K”) for the purpose of including the audited financial statements of Station Venture Holdings, LLC, of which 20.38% is owned by LIN Television, and Station Venture Operations, LP’s, which is 99.75% owned by Station Venture Holdings, LLC. Accordingly, Items 8 and 15 of the Form 10-K are hereby amended to include such financial statements and the exhibits required in connection therewith.

Part II
Item 8.	Financial Statements and Supplementary Data	2
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	2
Schedule I.	Condensed Financial Information of the Registrant	2
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.3 CONSENT FOR KPMG LLP
EX-23.4 CONSENT OF KPMG LLP
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF THE CONTROLLER
EX-31.3 CERTIFICATION OF THE TREASURER
EX-31.4 CERTIFICATION OF THE VP OF FINANCE
EX-31.5 CERTIFICATION OF CEO
EX-31.6 CERTIFICATION OF THE CONTROLLER
EX-31.7 CERTIFICATION OF THE TREASURER
EX-31.8 CERTIFICATION OF THE VP OF FINANCE
EX-32.1 CERTIFICATION OF THE CEO AND PFO
EX-32.2 CERTIFICATION OF THE CFO AND PFO

Part II

Item 8.	Financial Statements and Supplementary Data

See index on page F-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) See Index to Financial Statements on page F-1.

(b) Reports on Form 8-K.

On October 30, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the quarter ended September 30, 2003.

(c) Exhibits.

Exhibits
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
3.2	Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein).
3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).
4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.2	Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
4.3	Registration Rights Agreement, dated as of May 12, 2003, by and among LIN Television Corporation, the guarantors named therein, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	Indenture, dated as of June 14, 2001, among LIN Television Corp. and the Bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8% Senior Notes (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 61/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

Exhibits
No.		Description

10.3		Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.4	+	Amendment, Assumption and Waiver to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents.
10.5	+	Form of Stock Pledge Agreement to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents.
10.6		Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.7		Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television Corporation and the Guarantors named herein, in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.8		Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.9		First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.1	0*	Employment Agreement dated as of January 1, 2002, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.13 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 2001 (File No. 000-25206) and incorporated by reference herein).
10.1	1*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206)).
10.1	2*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

Exhibits
No.		Description

10.1	3*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	4*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	5*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.1	6*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	7*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001- 31311 and 000-25206) and incorporated by reference herein).
10.1	8*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.1	9*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.2	0*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	1*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	2*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	3*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).
10.2	4*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	5*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

Exhibits
No.		Description

10.2	6*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	7*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).
10.2	8*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.2	9*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.3	0*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).
10.3	1*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10.3	2*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).
10.3	3*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein).
10.3	4*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).
10.3	5*	LIN TV Corp. 2002 Stock Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.3	6*	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
10.3	7*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).
21+		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP for LIN TV Corp.
23.2		Consent of PricewaterhouseCoopers LLP for LIN Television Corporation.
23.3		Consent of KPMG LLP for Station Venture Operations, LP.
23.4		Consent of KPMG LLP for Station Venture Holdings, LLC.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

Exhibits
No.	Description

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN TV Corp.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN TV Corp.
31.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.
31.6	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN Television Corporation.
31.7	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN Television Corporation.
31.8	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN Television Corporation.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer and Principal Financial Officers of LIN Television Corporation.

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Previously filed.

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

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY R. CHAPMAN Gary R. Chapman	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ PAUL KARPOWICZ Paul Karpowicz	Vice President of Television, and Director (Principal Operating Officer)	March 30, 2004

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President and Controller (Principal Accounting Officer)	March 30, 2004

/s/ DEBORAH R. JACOBSON Deborah R. Jacobson	Vice President of Corporate Development and Treasurer (Principal Financial Officer)	March 30, 2004

/s/ RANDALL S. FOJTASEK Randall S. Fojtasek	Director	March 30, 2004

/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	March 30, 2004

/s/ WILLIAM S. BANOWSKY William S. Banowsky	Director	March 30, 2004

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	March 30, 2004

/s/ WILMA H. JORDAN Wilma H. Jordan	Director	March 30, 2004

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Station Venture Holdings, LLC

Independent Auditors’ Report

The Members

Station Venture Holdings, LLC:

We have audited the accompanying balance sheets of Station Venture Holdings, LLC (a limited liability company) as of December 31, 2003 and 2002, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Diego, California

March 5, 2004

STATION VENTURE HOLDINGS, LLC

(A Limited Liability Company)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

Assets (Note 4)
Current assets — cash and cash equivalents — restricted (note 2)	$9,949,000	24,111,000
Investment in Station Venture Operations, LP (note 3)	237,502,000	236,138,000

Total assets	$247,451,000	260,249,000

Liabilities and Members’ Deficit
Current liabilities — accrued interest payable	$724,000	543,000
Long-term debt due to affiliate (note 4)	815,500,000	815,500,000

Total liabilities	816,224,000	816,043,000
Members’ deficit	(568,773,000)	(555,794,000)
Commitments and contingencies (note 6)

Total liabilities and members’ deficit	$247,451,000	260,249,000

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC

(A Limited Liability Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Revenue:
Equity in income from investment	$90,142,000	104,146,000	73,966,000

Other income (expense):
Interest expense – related party	(66,146,000)	(66,146,000)	(66,146,000)
Interest income	25,000	56,000	594,000

Total other expense	(66,121,000)	(66,090,000)	(65,552,000)

Net income	$24,021,000	38,056,000	8,414,000

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC

(A Limited Liability Company)

STATEMENTS OF MEMBERS’ DEFICIT

Years ended December 31, 2003, 2002, and 2001

	Outlet		Total
	Broadcasting,	LIN Television	members’
	Inc.	of Texas, LP	deficit

Balance at December 31, 2000	$235,635,000	(778,099,000)	(542,464,000)
Distributions	(25,717,000)	(6,583,000)	(32,300,000)
Net income	6,699,000	1,715,000	8,414,000

Balance at December 31, 2001	216,617,000	(782,967,000)	(566,350,000)
Distributions	(21,896,000)	(5,604,000)	(27,500,000)
Net income	30,300,000	7,756,000	38,056,000

Balance at December 31, 2002	225,021,000	(780,815,000)	(555,794,000)
Distributions	(29,459,000)	(7,541,000)	(37,000,000)
Net income	19,126,000	4,895,000	24,021,000

Balance at December 31, 2003	$214,688,000	(783,461,000)	(568,773,000)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income	$24,021,000	38,056,000	8,414,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from investment	(90,142,000)	(104,146,000)	(73,966,000)
Distributions from investment	88,778,000	116,125,000	67,132,000
Increase (decrease) in accrued interest payable	181,000	(363,000)	(182,000)

Net cash provided by operating activities	22,838,000	49,672,000	1,398,000
Net cash flows from financing activities — distributions	(37,000,000)	(27,500,000)	(32,300,000)

Increase (decrease) in cash and cash equivalents	(14,162,000)	22,172,000	(30,902,000)
Cash and cash equivalents at beginning of year	24,111,000	1,939,000	32,841,000

Cash and cash equivalents at end of year	$9,949,000	24,111,000	1,939,000

Supplemental cash flow information — cash paid for interest	$65,965,000	66,509,000	66,328,000

See accompanying notes to financial statements.

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

On March 3, 1998, Station Venture Holdings, LLC (a limited liability company) (the Company) was incorporated as a Delaware limited liability company and is owned 79.62% by Outlet Broadcasting, Inc. (Outlet), a wholly owned subsidiary of National Broadcasting Company, Inc. (NBC), a wholly owned subsidiary of General Electric Company (GEC), and 20.38% by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television (LIN TV). Voting control is shared equally between NBC and LIN TV. On March 2, 1998, General Electric Capital Corporation (GECC), a wholly owned subsidiary of GEC, loaned $815,500,000 to LIN-Texas. Upon formation of the Company, Outlet contributed 99% of KNSD-TV (KNSD) assets and operations to the Company and LIN-Texas contributed KXAS-TV (KXAS) and the GECC debt to the Company. The contributions of KNSD and KXAS were treated as an exchange of assets and were recorded at their historical book value. Immediately after, Outlet and the Company formed Station Venture Operations, LP (Station Venture Operations), a limited partnership. The Company contributed KXAS and its 99% interest in KNSD for 99.75% ownership in Station Venture Operations and Outlet contributed the remaining 1% of KNSD for 0.25% ownership in Station Venture Operations. Under the terms of the LLC agreement, the Company shall be solely liable for any loan or related agreement, debt, obligation, or liability and no member shall be obligated personally solely for reason of being a member. The Company shall exist until the 25th anniversary of the funding date of March 2, 1998, unless dissolved earlier.

Net earnings and losses from operations and distributions are allocated to the members in proportion to each member’s relative ownership interest. Gain or loss upon sale of the Company’s assets is to be allocated in a manner that will cause the members’ capital accounts to be in proportion to the members’ relative ownership percentages prior to distribution of the proceeds from the sale.

The Company’s operations consist primarily of holding its 99.75% limited partnership interest in Station Venture Operations. The general partner in Station Venture Operations is Outlet, which holds the remaining 0.25% interest and all voting control.

(b)	Cash Equivalents

Cash equivalents consist of time deposits with original maturities of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company’s cash balances are exposed to a concentration of credit risk. The Company’s cash balances are placed with high-credit quality and federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a nonfederally insured money market account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

(c)	Investment in Partnership

The Company’s investment in Station Venture Operations, LP (the Partnership) is accounted for by the equity method as the Company does not control the Partnership. Under the equity method of accounting, the Company recognizes its share of the net earnings or losses of the partnership as earned or incurred, increases the carrying value of its investment by the amount of contributions made, and reduces the carrying value of its investment by the amount of distributions received.

(d)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents and accrued interest payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of long-term debt cannot be reasonably determined due to the related party nature of the instrument.

(e)	Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed of, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(f)	Income Taxes

As a limited liability company, the Company is treated as a partnership for federal and state income tax purposes, and accordingly, its income or loss is taxable directly to its members.

(g)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(h)	Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to the presentation used in 2003.

(2)	Restricted Cash

In accordance with the amended and restated limited liability company agreement between Outlet and LIN-Texas, the Company is to maintain a reserve in the amount of $10 million, and $15 million as of December 31, 2003, and 2002, respectively. The reserve is to be used by the Company to make interest and principal payments on debt in the event that the Company has insufficient cash on hand to make such payments. The reserve requirement may be reduced at any time by LIN-Texas, guarantor of the debt. LIN-Texas has waived the reserve requirement as of and for the year ended December 31, 2003.

(3)	Investment in Station Venture Operations, LP

The Company has a 99.75% limited partnership interest in Station Venture Operations, LP. Initial capital contributions made to Station Venture Operations totaled $254,222,000, of which $252,012,000 was contributed by the Company and $2,210,000 was contributed by Outlet.

Summarized balance sheet information for Station Venture Operations, LP as of December 31, 2003 and 2002 is as follows:

	2003	2002

Assets
Cash and cash equivalents	$5,906,000	366,000
Accounts receivable, net	35,789,000	34,090,000
Property and equipment, net	25,141,000	26,381,000
Goodwill, net	186,169,000	186,169,000
Other	2,200,000	2,420,000

	$255,205,000	249,426,000

Liabilities and Partners’ Capital
Program contract liability	$1,735,000	2,008,000
Accounts payable	3,583,000	2,491,000
Accrued expenses	3,864,000	4,680,000
Due to affiliates, net	6,348,000	1,940,000
Partners’ capital:
Company’s share	237,502,000	236,138,000
Other owner	2,173,000	2,169,000

	$255,205,000	249,426,000

Summarized statement of operations information for Station Venture Operations, LP for each of the years in the three-year period ended December 31, 2003 is as follows:

	2003	2002	2001

Operations
Net revenue	$158,957,000	171,548,000	146,630,000
Other income	354,000	2,184,000	922,000
Costs and expenses	(68,943,000)	(69,325,000)	(73,400,000)

Net income	$90,368,000	104,407,000	74,152,000

Company’s share of income	$90,142,000	104,146,000	73,966,000

(4)	Long-Term Debt

Long-term debt at December 31, 2003 and 2002 is as follows:

	2003	2002

Note payable to GECC, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%, and maturing on March 2, 2023	$815,500,000	815,500,000

The Company may voluntarily prepay all or part of the loan at any time after March 2, 2005. Substantially all of the assets of the Company are pledged to GECC as collateral under the terms of the note payable to GECC.

(5)	Related Party Transactions

For each of the years ended December 31, 2003, 2002, and 2001, the Company recorded interest expense of $66,146,000 related to the note payable to GECC. At December 31, 2003 and 2002, the Company had recorded accrued interest payable of $724,000 and $543,000 and respectively, related to the note payable to GECC.

(6)	Commitments and Contingencies

From time to time, the Company is subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company’s financial position, results of operations, or liquidity.

Station Venture Operations, LP

Independent Auditors’ Report

The Managing Partner

Station Venture Operations, LP:

We have audited the accompanying balance sheets of Station Venture Operations, LP (a limited partnership) as of December 31, 2003 and 2002 and the related statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Operations, LP as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, accordingly, changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

San Diego, California

March 5, 2004

STATION VENTURE OPERATIONS, LP

(A Limited Partnership)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

Assets (Note 4)
Current assets:
Cash and cash equivalents	$5,906,000	366,000
Accounts receivable, less allowance for doubtful accounts of $498,000 in 2003 and $620,000 in 2002	35,789,000	34,090,000
Program rights	287,000	271,000
Prepaid expenses and other assets	1,913,000	2,149,000

Total current assets	43,895,000	36,876,000
Property and equipment, net (note 2)	25,141,000	26,381,000
Goodwill, net	186,169,000	186,169,000

Total assets	$255,205,000	249,426,000

Liabilities and Partners’ Capital
Current liabilities:
Program contract liability	$1,735,000	2,008,000
Accounts payable	3,583,000	2,491,000
Accrued liabilities	3,864,000	4,680,000
Due to affiliates, net (note 4)	6,348,000	1,940,000

Total liabilities	15,530,000	11,119,000
Partners’ capital	239,675,000	238,307,000
Commitments and contingencies (note 6)

Total liabilities and partners’ capital	$255,205,000	249,426,000

See accompanying notes to financial statements

STATION VENTURE OPERATIONS, LP

(A Limited Partnership)

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Net revenue (note 3 and 4)	$158,957,000	171,548,000	146,630,000

Operating expenses (note 4):
Technical, programming, and news	41,822,000	41,781,000	41,254,000
Selling, general, and administrative	20,216,000	20,299,000	17,782,000
Amortization of goodwill	—	—	7,700,000
Advertising and promotion	2,703,000	2,691,000	2,520,000
Depreciation	4,202,000	4,554,000	4,144,000

Total operating expenses	68,943,000	69,325,000	73,400,000

Operating income	90,014,000	102,223,000	73,230,000

Other income (expense):
Gain (loss) on sale of property and equipment	(323,000)	1,474,000	—
Rental income	628,000	625,000	652,000
Other income, net	49,000	85,000	270,000

Total other income	354,000	2,184,000	922,000

Net income	$90,368,000	104,407,000	74,152,000

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP

(A Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

Years ended December 31, 2003, 2002, and 2001

	Station
	Venture	Outlet	Total
	Holdings,	Broadcasting,	partners’
	LLC	Inc.	capital

Balance at December 31, 2000	$241,283,000	2,181,000	243,464,000
Distributions	(67,132,000)	(168,000)	(67,300,000)
Net income	73,966,000	186,000	74,152,000

Balance at December 31, 2001	248,117,000	2,199,000	250,316,000
Distributions	(116,125,000)	(291,000)	(116,416,000)
Net income	104,146,000	261,000	104,407,000

Balance at December 31, 2002	236,138,000	2,169,000	238,307,000
Distributions	(88,778,000)	(222,000)	(89,000,000)
Net income	90,142,000	226,000	90,368,000

Balance at December 31, 2003	$237,502,000	2,173,000	239,675,000

See accompanying notes to financial statements

STATION VENTURE OPERATIONS, LP

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flow from operating activities:
Net income	$90,368,000	104,407,000	74,152,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,202,000	4,554,000	11,845,000
(Gain) loss on disposal of property and equipment	323,000	(1,474,000)	29,000
Changes in operating assets and liabilities:
Accounts receivable	(1,699,000)	(1,462,000)	4,645,000
Program rights	(16,000)	(19,000)	0
Prepaid expenses and other assets	236,000	(297,000)	112,000
Due to affiliates, net	4,408,000	5,486,000	(2,648,000)
Program contract liability	(273,000)	(2,150,000)	(1,905,000)
Accounts payable	1,092,000	(4,059,000)	4,211,000
Accrued liabilities	(816,000)	550,000	(648,000)

Net cash provided by operating activities	97,825,000	105,536,000	89,793,000

Cash flows from investing activities:
Purchase of property and equipment	(3,296,000)	(2,243,000)	(14,482,000)
Proceeds from sale of property and equipment	11,000	4,554,000	22,000

Net cash provided by (used in) investing activities	(3,285,000)	2,311,000	(14,460,000)

Net cash flows from financing activities — distributions	(89,000,000)	(116,416,000)	(67,300,000)

Net increase (decrease) in cash and cash equivalents	5,540,000	(8,569,000)	8,033,000
Cash and cash equivalents at beginning of year	366,000	8,935,000	902,000

Cash and cash equivalents at end of year	$5,906,000	366,000	8,935,000

See accompanying notes to financial statements

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

On March 3, 1998, Station Venture Operations, LP (a limited partnership) (the Partnership) was formed as a Delaware limited partnership and is owned 99.75% by Station Venture Holdings, LLC, a limited liability company (SVH), and 0.25% by Outlet Broadcasting, Inc. (Outlet), a wholly owned subsidiary of National Broadcasting Company, Inc. (NBC), a wholly owned subsidiary of General Electric Company (GEC). SVH is owned 79.62% by Outlet and 20.38% by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television. On March 3, 1998, SVH contributed its 99% ownership in KNSD-TV (KNSD) assets and operations, the San Diego NBC network-affiliated UHF television station, and its 100% ownership in KXAS-TV (KXAS) assets and operations, the Dallas NBC network-affiliated VHF television station, to the Partnership. Simultaneously, NBC contributed the remaining 1% of KNSD to the Partnership. Outlet has majority voting control of the Partnership, and, as General Partner of the Partnership, manages the day-to-day operations of the Partnership, KNSD, and KXAS. The contributions of KNSD and KXAS were treated as an exchange of assets and were recorded at their historical book value. The Partnership shall exist until the 25th anniversary of the funding date of March 2, 1998, unless dissolved earlier.

Net earnings and losses from operations and distributions of the Partnership are allocated to the partners in proportion to each partner’s relative ownership interest. Gain or loss upon sale of the Partnership’s assets is to be allocated in a manner that will cause the partners’ capital accounts to be in proportion to the partners’ relative ownership percentages prior to distribution of the proceeds from the sale.

The Partnership’s operations consist of its two television broadcasting stations, KNSD and KXAS. KNSD serves the San Diego, California area, and KXAS serves the Dallas – Ft. Worth, Texas area.

(b)	Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of time deposits.

The Partnership’s cash balances are exposed to a concentration of credit risk. The Partnership’s cash balances are placed with high-credit quality and federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a nonfederally insured money market account. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

(c)	Program Rights

Program rights and related program contract liabilities are recorded at contractual cost when the program material is available for its initial broadcast. The costs are amortized using the straight-line method over the life of the contract.

(d)	Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is calculated using the straight-line method over a 3- to 40-year estimated useful life.

(e)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS

No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Partnership does not have any identifiable intangible assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement required the Partnership to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Partnership was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. The Partnership concluded that there was one reporting unit for purposes of the SFAS No. 142 analysis. The Partnership was required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Partnership would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. On January 1, 2002, the Partnership had goodwill of $186,169,000 (net of accumulated amortization of $54,278,000), which was assessed for impairment. The Partnership completed its assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of the adoption date; therefore, the second test was not required.

Additionally, the Partnership completed its annual impairment test as required under the provisions of SFAS No. 142 during the fourth quarter of 2003. No indicator of impairment was present as of December 31, 2003.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, 30 and 40 years, by KNSD and KXAS, respectively, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.

Had the Partnership accounted for its goodwill under the provisions of SFAS 142 beginning January 1, 2001, the Partnership’s net income would have been as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Reported net income	$90,368,000	104,407,000	74,152,000
Add Back: Goodwill amortization	—	—	7,700,000

Net income as adjusted	$90,368,000	104,407,000	81,852,000

(f)	Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Partnership’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Partnership accounted for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

(g)	Revenue Recognition

Revenue is derived from the following sources; advertising, network compensation, retransmission fees, and cable license fees. Revenues are recognized in the period during which the related time spots are aired.

(h)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that fair values be disclosed for the Partnership’s financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, program contract liability, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of the due to affiliates balance cannot be reasonably determined due to its related party nature.

(i)	Income Taxes

The Partnership is treated as a partnership for federal and state income tax purposes, and accordingly, its income or loss is taxable directly to its partners.

(j)	Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $986,000, $992,000 and $824,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(k)	Use of Estimates

Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l)	Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to the presentation used in 2003.

(2)	Property and Equipment

Property and equipment consists of the following:

	2003	2002

Land	$1,633,000	1,633,000
Building	8,786,000	7,750,000
Machinery and equipment	30,845,000	31,837,000
Office furniture and equipment	3,884,000	3,294,000
Autos and trucks	2,928,000	3,215,000
Leasehold improvements	5,660,000	5,633,000
Construction in progress	1,928,000	1,395,000

	55,664,000	54,757,000
Less accumulated depreciation and amortization	(30,523,000)	(28,376,000)

	$25,141,000	26,381,000

(3)	Commissions

Net revenue for the years ended December 31, 2003, 2002, and 2001 is net of agency and national representative commissions of approximately $30,473,000, $33,230,000 and $27,435,000, respectively.

(4)	Related Party Transactions

The balance sheets and statements of operations include certain transactions with NBC and GEC, the parent Company of NBC. As of December 31, 2003 and 2002, the net amount due to affiliates was $6,348,000, and $1,940,000, respectively. In addition, the Partnership recorded net revenue and expenses with NBC and GEC totaling $8,183,000 and $42,664,000, respectively, for the year ended December 31, 2003, $7,466,000 and $42,463,000, respectively, for the year ended December 31, 2002, and $7,920,000 and $40,166,000, respectively, for the year ended December 31, 2001.

For the years ended December 31, 2003, 2002, and 2001, the Partnership recorded network compensation from NBC in the amount of $9,256,000, $9,263,000, and $9,256,000, respectively, retransmission fee income from NBC of $2,100,000, $1,859,000 and $1,568,000, respectively, cable license fee income from NBC of $696,000, $717,000, and $649,000, respectively, and advertising time sales from NBC and GEC of $3,000, $23,000, and $0, respectively, which is included in net revenue in the accompanying statements of operations. For the years ended December 31, 2003, 2002, and 2001, the Partnership recorded commissions to NBC of $3,872,000, $4,396,000, and $3,554,000, respectively, which is included in net revenue in the accompanying statements of operations.

As stated in the Master Service Agreement, NBC receives a management fee equal to 6% of the aggregate broadcast cash flow, defined as operating income plus depreciation and amortization, including both tangible and intangible assets and program rights, less cash payments for program rights and capital expenditures. The Partnership recorded management fee expense of $6,103,000, $6,546,000, and $4,400,000 for the years ended December 31, 2003, 2002, and 2001, respectively, which is included in selling, general, and administrative expense in the accompanying statements of operations.

In 2001, the Partnership entered into a lease agreement with a related entity of GEC, for the lease of a new facility. In connection with the lease, the Partnership expensed $988,000, $966,000, and $304,000 during 2003, 2002, and 2001, respectively.

Substantially all of the assets of the Partnership are pledged as collateral under the terms of Station Venture Holdings, LLC’s note payable to General Electric Capital Corporation.

(5)	Employee Benefits

The Partnership does not have any employees. All operations are performed through a management agreement by employees of Station Operations, Inc., a 100% wholly owned subsidiary of NBC. Employees of Station Operations, Inc. are covered under pension, health, and life insurance plans. The pension benefits are provided under the General Electric Pension Plan, a defined benefit plan. The Partnership’s health and life insurance benefits are covered under the General Electric Life, Disability, and Medical Plan. Certain executives participate in General Electric Stock Option Plans. The accounting related to the aforementioned plans is the responsibility of GEC and is reflected within its financial statements.

(6)	Commitments and Contingencies

The Partnership is obligated under several noncancelable operating leases for certain property and equipment. There are no contingent rental payments applicable to any of the leases. The majority of the leases provide that the Partnership pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments. Total rental expense under operating leases was approximately $2,076,000, $1,930,000, and $1,277,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2003 are approximately:

	Nonrelated	Related
	parties	parties	Total

Year ending:
2004	$1,182,000	850,000	2,032,000
2005	1,142,000	859,000	2,001,000
2006	706,000	862,000	1,568,000
2007	654,000	828,000	1,482,000
2008	207,000	858,000	1,065,000
Thereafter	462,000	13,976,000	14,438,000

Total minimum lease payments	$4,353,000	18,233,000	22,586,000

The Partnership has entered into contracts to obtain the program license rights of certain programs with a value of approximately $26,320,000 and $17,399,000 as of December 31, 2003 and 2002, respectively. The portions of these commitments that are payable to NBC were $7,854,000 and $1,171,000 as of December 31, 2003 and 2002, respectively. As these programs were not available for broadcast at December 31, 2003 and 2002, and no payments had been made, the program contract liability and related program license rights are not recorded in the Partnership’s balance sheets at December 31, 2003 and 2002.

From time to time, the Partnership is subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Partnership’s financial position, results of operations, or liquidity.

Schedule I — Condensed Financial Information of the Registrant

LIN TV CORP.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Investment in wholly owned subsidiaries	$762,134	$860,205

Total assets	$762,134	$860,205

STOCKHOLDERS’ EQUITY
Class A common stock. $0.01 par value, 100,000,000 shares authorized, 26,652,060 shares at December 31, 2003 and 26,296,169 shares at December 31, 2002 issued and outstanding	$266	$262
Class B common stock, $0.01 par value, 50,000,000 shares authorized 23,510,137 shares at December 31, 2003 and 23,579,788 shares at December 31, 2002 issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	236
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2003 and December 31, 2002 issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,066,897	1,064,122
Accumulated deficit	(294,805)	(204,415)
Accumulated other comprehensive loss	(10,459)	—

Total stockholders’ equity	762,134	860,205

Total stockholders’ equity	$762,134	$860,205

	Year ended December 31,

	2003	2002	2001

Share of loss in wholly owned subsidiaries	$(90,390)	$(47,215)	$(61,721)

Net loss	$(90,390)	$(47,215)	$(61,721)

Basic and diluted loss per common share:
Net loss	$(1.81)	$(1.13)	$(2.40)
Weighted-average number of common shares outstanding used in calculating basic and diluted loss per common share	49,993	41,792	25,688

	Year ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(90,390)	$(47,215)	$(61,721)
Share of loss in wholly owned subsidiaries	90,390	47,215	61,721
Net cash used in operating activities	—	—	—

Investing activities:
Capital contributions in wholly-owned subsidiaries	—	(399,944)	—

Net cash used in investing activities	—	(399,944)	—

Financing activities:
Net proceeds from initial public offering of common stock	—	399,944	—

Net cash used in financing actvities	—	399,944	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

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