Form 10-Q
period 2004-03-31
LIN TV CORP; LIN TELEVISION CORP
filed 2004-05-10
CIK 1166789, 931058

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number: 001-31311	Commission file number: 000-25206
LIN TV Corp. (Exact name of registrant as specified in its charter)	LIN Television Corporation (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	Delaware (State or other jurisdiction of incorporation or organization)
05-0501252 (I.R.S. Employer Identification No.)	13-3581627 (I.R.S. Employer Identification No.)

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 5, 2004:26,745,241 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 5, 2004: 23,510,137 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 5, 2004: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 5, 2004: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets.
Condensed Consolidated Statements of Operations.
Condensed Consolidated Statements of Cash Flows.
Notes to Condensed Consolidated Financial Statements.
See separate index for financial statements of LIN Television Corporation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.
Part II. Other Information
Item 1. Legal Proceedings.
Item 6. Exhibits and Reports on Form 8-K.
Signature Page.
Ex-31.1 Certification of LIN TV Corp. CEO, Sec 302
Ex-31.2 Certification of LIN TV Corp. Controller
Ex-31.3 Certification of LIN TV Corp. Treasurer
Ex-31.4 Certification of LIN TV V.P. of Finance
Ex-31.5 Certification of LIN Television CEO
Ex-31.6 Certification of LIN Television Controller
Ex-31.7 Certification of LIN Television Treasurer
Ex-31.8 Certification of LIN Television VP of Fin.
Ex-32.1 Cert. of LIN TV CEO & Financial Officers
Ex-32.2 Section 906 Certification of CFO

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,492	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,235; 2003 - $1,698)	60,650	72,340
Program rights	13,031	17,661
Assets held for sale	23,361	—
Other current assets	3,014	3,216

Total current assets	112,548	102,692
Property and equipment, net	196,460	203,049
Deferred financing costs	13,294	14,332
Equity investments	64,870	77,305
Program rights	11,877	11,444
Goodwill	583,077	586,269
Broadcast licenses	1,118,942	1,102,708
Other intangible assets, net	2,935	3,289
Other assets	15,556	14,822

Total Assets	$2,119,559	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,000	$7,000
Accounts payable	4,958	7,169
Accrued income taxes	136	320
Accrued interest expense	9,440	9,846
Accrued sales volume discount	1,245	6,075
Other accrued expenses	14,758	13,423
Liabilities held for sale	694	—
Program obligations	18,494	23,042

Total current liabilities	95,725	66,875
Long-term debt, excluding current portion	646,971	693,367
Deferred income taxes, net	534,666	527,588
Program obligations	11,683	11,640
Other liabilities	51,112	54,306

Total liabilities	1,340,157	1,353,776

Preferred stock of Banks Broadcasting, Inc. $0.01 par value 173,822 issued and outstanding at March 31, 2004	14,911	—
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,730,650 shares at March 31, 2004. and 26,652,060 shares at December 31, 2003 issued and outstanding	267	266
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,510,137 shares at March 31, 2004 and December 31, 2003, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2004 and December 31, 2003 issued and outstanding; convertible into an equal number of Class A common stock		—
Additional paid-in capital	1,067,890	1,066,897
Accumulated deficit	(293,442)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	764,491	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,119,559	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net revenues	$79,844	$73,627
Operating costs and expenses:
Direct operating (excluding depreciation of $7.5 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively)	24,630	24,217
Selling, general and administrative	22,500	20,753
Amortization of program rights	5,724	5,200
Corporate	4,098	3,920
Depreciation and amortization of intangible assets	7,776	7,988

Total operating costs and expenses	64,728	62,078

Operating income	15,116	11,549
Other (income) expense:
Interest expense	11,739	20,521
Investment income	(85)	(380)
Share of (income) loss in equity investments	(167)	289
Gain on derivative instruments	(990)	—
Loss on early extinguishment of debt	2,937	29,525
Other, net	(119)	47

Total other expense, net	13,315	50,002

Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	1,801	(38,453)
Provision for income taxes	3,797	2,422

Loss from continuing operations before cumulative effect of change in accounting principle	(1,996)	(40,875)
Discontinued operations:
Income from discontinued operations, net of tax provision of $206 for the three months ended March 31, 2004 and 2003	(69)	(8)
Cumulative effect of change in accounting principle, net of a tax effect of $0	(3,290)	—

Net income (loss)	$1,363	$(40,867)

Basic and diluted income (loss) per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.82)
Income from discontinued operations, net of tax	—	—
Cumulative effect of change in accounting principle, net of tax	0.07	—
Net income (loss)	0.03	(0.82)
Weighted — average number of common shares outstanding used in calculating basic and diluted income (loss) per common share	50,194	49,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$18,795	$(4,106)

INVESTING ACTIVITIES:
Capital expenditures	(1,740)	(6,096)
Proceeds from disposals of property and equipment	8	22
Investment in equity investments	(650)	—
Capital distributions from equity investments	1,630	1,630
Acquisition of broadcast license	(4,224)
Other, investments and deposits	(278)	—
Proceeds from liquidation of short-term investments	—	23,691

Net cash (used in) provided by investing activities	(5,254)	19,247

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	804	685
Proceeds from Senior Credit Facilities	—	175,000
Financing costs associated with proceeds from previously issued long-term debt	(90)	—
Net proceeds from revolver debt	17,000	75,000
Principal payments on long-term debt	(26,265)	(376,000)
Cash expenses associated with early extinguishment of debt	(1,973)	(13,492)

Net cash used in financing activities	(10,524)	(138,807)

Net increase (decrease) in cash and cash equivalents	3,017	(123,666)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$12,492	$20,194

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

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $180.5 million, 8% Senior Notes due 2008. All of the consolidated subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2003 in its annual report on Form 10-K, which includes all such information and disclosures.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments and adjustments related to the application of FASB Interpretation No. 46) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share data)
Net income (loss), as reported	$1,363	$(40,867)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(761)	(778)

Pro forma net income (loss)	$602	$(41,645)

Basic and diluted net income (loss) per common share, as reported	$0.03	$(0.82)
Basic and diluted net income (loss) per common share, pro forma	$0.01	$(0.83)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three months ended March 31:

	2004	2003
Volatility	24%	33%
Risk-free interest rates	2.0 - 4.4%	1.5 - 3.25%
Weighted average expected life	3-10 years	2-6 years
Dividend yields	0%	0%

Note 2 — Assets and Liabilities Held for Sale:

On January 8, 2004, the Company signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. This transaction received the Federal Communications Commission’s approval on April 26, 2004 and is expected to be completed during the second quarter of 2004. Accordingly, the financial results of this station are accounted for as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The income of $69,000 and $8,000, net of tax, for the three months ended March 31, 2004 and 2003, respectively, has been excluded from continuing operations and included in discontinued operations. The Company has classified the assets and liabilities associated with this station as held for sale on its balance sheet as of March 31, 2004.

The carrying amounts of the assets and liabilities of this station are as follows (in thousands):

March 31, 2004
Accounts receivable, net	$1,358
Program rights, short-term	193
Other current assets	10
Property and equipment, net	5,875
Broadcast license, net	15,718
Network affiliation, net	73
Program rights, long-term	134

Assets held for sale	$23,361

Current liabilities:
Accounts payable	$27
Accrued income tax	24
Program obligations, short-term	203
Other accruals	315
Program obligations, long-term	125

Liabilities held for sale	$694

Note 3 — Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	March 31,	December 31,
	2004	2003
Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	54,636	55,758
WAND (TV) Partnership	10,234	10,250

	$64,870	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties.

Considering the Company’s 50% ownership interest in Banks and the Company’s management agreement with Banks, the Company identified itself as the primary beneficiary of Banks under FIN 46. As the primary beneficiary of Banks, the Company has consolidated Banks’ assets, liabilities and noncontrolling interests into the Company’s financial statements as of March 31, 2004. Since the Company and Banks are not under common control, as defined by EITF 02-5, Banks’ assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2004.

The following presents the summarized balance sheet of Bank Broadcasting, Inc. at March 31, 2004:

March 31,
2004
Assets
Cash	97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total Assets	36,747
Liabilities and Preferred Stock
Accounts payable	396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total Liabilities and Preferred Stock	41,687

(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Banks has authorized 390,625 shares of Series A Preferred Stock with a par value of $0.01 per share.

Key rights associated with the preferred stock include: (i) holders of the preferred stock receive an 8% dividend, if declared; (ii) holders of the preferred stock have the right to convert to common stock in the event of a Triggering Event (discussed below); (iii) holders of the preferred stock have no votes; (iv) while no holder of the preferred stock controls the board of directors; there are certain rights to force the sale of Banks; holders of the preferred stock would share pro rata in the sale proceeds.

Upon liquidation, winding up, or dissolution, holders of the preferred stock will receive the greater of $100 per share, plus all accrued but unpaid dividends, or the amount such holder would receive upon liquidation and assuming conversion to common stock.

Triggering Events for conversion include: (1) the sale of all or substantially all of the assets of Banks, (2) the closing of an underwritten public offering resulting in (i) net cash proceeds to Banks of not less than $50.0 million and (ii) a pre-money valuation of Banks of not less than two and one-half times the aggregate purchase price for all shares of the Preferred Stock; or (3) any merger or consolidation or other reorganization of Banks with or into another corporation in which Banks is not the surviving entity.

No dividends had been declared on the Series A Preferred Stock as of March 31, 2004.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million from the joint venture in the three months ended March 31, 2004 and 2003. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues	$35,209	$32,921
Operating income	18,333	16,664
Net income	2,493	987

	March 31,	December 31,
	2004	2003
Current assets	$25,891	$9,949
Non-current assets	231,968	237,469
Current liabilities	16,672	725
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $221,000 as of March 31, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues	$1,633	$1,489
Operating loss	(50)	(126)
Net loss	(49)	(126)

	March 31,	December 31,
	2004	2003
Current assets	$2,418	$2,013
Non-current assets	24,912	25,168
Current liabilities	604	405

Note 4 — Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31,	December 31,
	2004	2003
Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	283	377
Income leases	393	393
Other intangible assets	2,022	2,022
Accumulated amortization	(2,151)	(1,891)

	2,935	3,289

Unamortized Intangible Assets:
Broadcast licenses	$1,118,942	$1,102,708
Goodwill	583,077	586,269

	1,702,019	1,688,977

Total intangible assets	$1,704,954	$1,692,266

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network. The total purchase price of $4.5 million was funded by borrowings from our revolving credit facility.

The application of FIN 46 increased broadcast licenses by $29.2 million for the consolidation of the Banks’ licenses as of March 31, 2004 (see Note 4).

The broadcast license of WEYI-TV was classified to assets held for sale as of March 31, 2004 (see Note 2).

Amortization expense was approximately $278,000 and $275,000 for the three months ended March 31, 2004 and 2003, respectively. This includes approximately $234,000 and $228,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three months ended March 31, 2004 and 2003, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. Also included in the amortization expense is approximately $44,000 and $47,000 of amortization expense on network affiliation agreements and income leases for the three months ended March 31, 2004 and 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to June 30, 2006, and the income leases will be fully amortized by November 2006.

Note 5 -Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior Credit Facilities	$208,750	$193,500
$180,485, 8% Senior Notes due 2008 (net of discount of $3,890 and $4,706 at March 31, 2004 and December 31, 2003, respectively)	176,595	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $17,374 and $18,427 at March 31, 2004 and December 31, 2003, respectively)	107,626	106,573

Total debt	692,971	700,367
Less current portion	46,000	7,000

Total long-term debt	$646,971	$693,367

In January 2004, the Company drew down funds from its revolving credit facility to repurchase $24.5 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred a charge of $2.9 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes, $7.0 million of annual amortization of the Term Loan B and $39.0 million borrowed under the revolving credit facility which terminates March 31, 2005.

Note 6 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $15,000 for the three months ended March 31, 2003. The Company did not incur any fees for the three months ended March 31, 2004.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $5,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively, for various reimbursable expenses.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks. The Company has received approximately $50,000 for the three months ended March 31, 2004 and 2003 under the management services agreement.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $138,000 and $123,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 7 — Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and ultimately to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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

Note 8 — Retirement Plans:

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

The components of the net periodic benefit cost recognized is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Service cost	$500	$457
Interest cost	1,401	1,311
Expected return on plan assets	(1,450)	(1,408)
Amortization of prior service cost	39	41
Amortization of net loss	80	63

Net periodic benefit cost	$570	$464

The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.2 million to its qualified pension plan in 2004. As of March 31, 2004, it has contributed $300,000 to the plan, and expects to contribute a total of $1.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. Based on information currently known, the Company expects to fund approximately $415,000 of SERP payments during 2004.

Note 9 — Earnings per Share:

Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income (loss) per common share since potential common shares from the exercises of stock options and phantom units are anti-dilutive to loss from continuing operations for all periods presented and are, therefore, excluded from the calculation. Options to purchase 4,383,000 and 2,979,000 shares of common stock, and phantom units exercisable into 485,000 and 672,000 shares of common stock, were outstanding at March 31, 2004 and 2003, respectively, but were not included in the calculation of diluted income (loss) per share because the effect of their inclusion would have been anti-dilutive.

Note 10 — Income Taxes:

Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the net deferred tax assets position during the year. This expense has no impact on the Company’s cash flows.

Note 11 — Subsequent Events:

On May 6, 2004, the Company completed the purchase of the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

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

Executive Summary

Our Business

We are an owner and operator of television stations in 14 mid-sized markets in the United States. We currently operate 24 stations and are headquartered in Providence, Rhode Island. Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.

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

Our advertising revenues are seasonal and are generally lower in the first quarter of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. In addition, advertising revenues are generally higher during election years due to spending by political candidates. Political revenue increased approximately $1.5 million during the first quarter of 2004 compared to the prior year. As a result, the fluctuation in our operating results is generally related to fluctuations in the revenue cycle within a year or on a year-to-year basis.

The broadcast television industry is also cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

We are also dependent to a significant degree on automotive-related advertising. Approximately 28% and 23% of our total net revenues for the three months ended March 31, 2004 and 2003, respectively, consisted of automotive advertising. A significant change in these advertising revenues in the future could materially affect our results of operations. For a discussion of other factors that may affect our business, see “Risk Factors.”

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

We believe that our investment in digital television (“DTV”) is one way that will assist us in effectively competing with other media sources. Since DTV has the capacity for multiple channels, it would allow us to broadcast a combination of different channels with varying degrees of visual and sound quality, which would be of higher quality than present-day television. We could also provide interactive data services on these same channels. During the first quarter of 2004 we have spent approximately $552,000 in capital expenditures to complete our transition to digital and expect to incur another $5.5 million during 2004. While, implementation of DTV will improve the technical quality of our over-the-air broadcast television it is possible that the conversion may reduce a station’s geographical coverage area. We cannot predict the precise effect that converting to DTV will have on our business.

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, despite the loss of substantial political revenue in 2002, the US advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. During the first quarter of 2004, our net revenue has increased 8% over the prior quarter as a result of the continued recovery in the advertising market which began towards the end of 2003. These results are consistent with the overall market as evidenced by the 9.3% increase in market time sales for the first quarter of 2004 as reported by the TVB.

Political revenue is a factor when comparing our results year over year. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenues during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. We experienced a slight increase in political revenue during the first quarter of 2004 but expect the majority of political revenue to be earned in the remainder of 2004.

Significant Other Items

In January 2004, we drew down funds from our revolving credit facility to repurchase $24.5 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred a charge of $2.9 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

On January 8, 2004, we signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. This transaction received the Federal Communications Commission’s approval on April 26, 2004 and is expected to be completed during the second quarter of 2004. Accordingly, we have classified the assets and liabilities associated with this station as held for sale on our balance sheet. We have recognized a gain of $69,000, net of a tax provision of $206,000, in discontinued operations in connection with this station for the three months ended March 31, 2004.

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks, we considered Hicks Muse Partners 47% ownership in us and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks; and determined for purposes of FIN 46 that we and 21st Century Group, LLC are related parties. Considering our fifty percent ownership interest in Banks and our management agreement with Banks, we identified ourself as the primary beneficiary of Banks under FIN 46. As the primary beneficiary of Banks, we have consolidated Banks’ assets, liabilities and noncontrolling interests into our financial statements as of March 31, 2004. Since Banks and us are not under common control, as defined by EITF 02-5, Banks’ assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. Our resulting consolidated balance sheet does not reflect any voting equity minority interest since Banks has cumulative losses and as such the minority interest would be in a deficit position at March 31, 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, allowance for doubtful accounts, amortization of program rights, collectability of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations as discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. Since December 31, 2003, there have been no significant changes to our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any contractual relationships with unconsolidated entities, including special purpose entities or variable interest entities, for the purpose of facilitating off-balance sheet arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The following table lists the stations that we either operate or in which we have an equity investment:

Market	DMA Rank (1)	Station		Affiliation	Channel	Status (2)
Owned and operated:
Indianapolis, IN	25	WISH-TV		CBS	8	O&O
		WIIH-CA		Univision	17	O&O
Hartford-New Haven, CT	27	WTNH-TV		ABC	8	O&O
		WCTX-TV		UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV		NBC	8	O&O
		WOTV-TV		ABC	41	O&O
		WXSP-CA		UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV		NBC	10	O&O
		WVBT-TV		FOX	43	O&O
Buffalo, NY	44	WIVB-TV		CBS	4	O&O
		WNLO-TV		UPN	23	O&O
Providence, RI-New Bedford, MA	48	WPRI-TV		CBS	12	O&O
		WNAC-TV		FOX	64	LMA
Austin, TX	54	KXAN-TV	(3)	NBC	36	O&O
		KNVA-TV		WB	54	LMA
		KBVO-CA		Telefutura	Various	O&O
Dayton, OH	59	WDTN-TV		ABC	2	O&O
Flint-Saginaw-Bay City, MI (4)	64	WEYI-TV	(4)	NBC	25	O&O
Toledo, OH	69	WUPW-TV		FOX	36	O&O
Fort Wayne, IN	105	WANE-TV		CBS	15	O&O
Springfield-Holyoke, MA	106	WWLP-TV		NBC	22	O&O
Lafayette, IN	189	WLFI-TV		CBS	18	O&O
San Juan, PR	—	WAPA-TV	(3)	IND	4	O&O
		WJPX-TV	(3)	IND	24	O&O
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV		ABC	17	JV
Operated by Banks Broadcasting, Inc.
Wichita, KS	67	KWCV-TV		WB	33	JV
Boise, ID	123	KNIN-TV		UPN	9	JV
Operated Under NBC Joint Venture
Dallas-Fort Worth, TX	7	KXAS-TV		NBC	5	JV
San Diego, CA	26	KNSD-TV		NBC	39	JV

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

(3)	KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations, except for WTIN-TV, which we operate pursuant to a local marketing agreement and agreed to purchase on January 30, 2004 subject to FCC approval.

(4)	WEYI-TV is subject to an asset purchase agreement dated January 8, 2004.

We have a 33.3% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest held by us in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership and Block Communications received a 66.7% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. During the three months ended March 31, 2004, the partnership generated $1.6 million of revenue and did not distribute any cash to us. During the year ended December 31, 2003, the partnership generated $6.4 million of revenue and did not distribute any cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise, Idaho. On August 15, 2000, we, 21st Century Group, L.L.C., an entity in which Hicks Muse has a substantial indirect economic interest, and BancAmerica Capital Investors SBICI, L.P. formed Banks Broadcasting, Inc. We contributed our interest in KWCV-TV, and we and 21st Century Group, L.L.C., both contributed our respective interests in KNIN-TV, to Banks Broadcasting. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. During the three months ended March 31, 2004, we have funded $650,000 to Banks Broadcasting, Inc. During the three months ended March 31, 2004, Banks Broadcasting, Inc. generated $1.2 million of revenue and did not distribute any cash to us. During the year ended December 31, 2003, Banks Broadcasting, Inc. generated $5.2 million of revenue and did not distribute any cash to us.

We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture and NBC operates the stations owned by the joint venture pursuant to a management agreement and has managerial control over the joint venture. GECC provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum . We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. During the three months ended March 31, 2004, the joint venture generated $35.2 million of revenue and distributed $1.6 million of cash to us. During the year ended December 31, 2003, the joint venture generated $158.2 million of revenue and distributed $7.5 million of cash to us.

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

Dispositions and Acquisition of Broadcast Licenses

•	On January 8, 2004, we signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

This transaction received the Federal Communications Commission’s approval on April 26, 2004 and is expected to be completed in the second quarter of 2004.

•	On January 14, 2004, we acquired the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network Corporation. The total purchase price of $4.5 million was funded by borrowings from our revolving credit facility.

•	On January 30, 2004, we signed an asset purchase agreement for the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million. This transaction received the Federal Communications Commission’s approval on April 27, 2004 and was completed on May 6, 2004.

Results of Operations

Set forth below are significant factors that contributed to our operating results for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003	% Change
	(Numbers are in thousands)
National time sales (before agency commissions)	$27,971	$26,861	4%
Local time sales (before agency commissions)	57,460	52,472	10%
Political time sales (before agency commissions)	1,854	371	400%
Agency commissions (related to time sales)	(14,101)	(12,848)	10%
Network compensation	2,729	2,740	0%
Barter revenue	2,308	2,526	-9%
Other revenue	1,623	1,505	8%

Net revenues	79,844	73,627	8%
Operating costs and expenses:
Direct operating (excluding $7.5 million and $7.7 million of depreciation for the three months ended March 31, 2004 and 2003, respectively)	24,630	24,217	2%
Selling, general and administrative	22,500	20,753	8%
Amortization of program rights	5,724	5,200	10%
Corporate	4,098	3,920	5%
Depreciation and amortization of intangible assets	7,776	7,988	-3%

Total operating costs and expenses	64,728	62,078	4%

Operating income	$15,116	$11,549	31%

Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues increased $6.2 million or 8% for the three months ended March 31, 2004 compared to the same period last year. The first quarter of 2003 reflects the beginning of the slowdown in the advertising market as a result of the outbreak of the war in Iraq. The increase during the first quarter of 2004 is the result of the continued recovery being experienced in the advertising market that began at the end of 2003.

Operating Costs and Expenses

Direct operating expenses (excluding deprecation and amortization of intangible assets) consist primarily of news, engineering, programming and music licensing costs and exclude depreciation and amortization expense.

Selling, general and administrative expenses, which consists primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $1.7 million or 8% for the three months ended March 31, 2004 compared to the same period last year. The increase is primarily due to $975,000 of combined general cost increases in salary and related payroll taxes and 401(k) match expense, health insurance costs, utilities and insurance expense. Also a factor was an increase of $131,000 in property tax expense related to a combination of the addition of digital equipment and a general increase in tax rates.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Program rights are amortized over the estimated broadcast period of the underlying programs. If the projected future net revenues from the broadcast is less than the current carrying value of the program rights we would be required to write-down the program rights to equal the amount of projected future net revenues. Amortization of program rights increased $524,000 or 10% for the three months ended March 31, 2004 compared to the same period last year. The increase is primarily due to additional amortization resulting from writing down $767,000 of certain program rights to equal the amount of projected future net revenue.

Corporate expenses, related to costs associated with the centralized management of our stations, increased $178,000 or 5% for the three months ended March 31, 2004 compared to the same period last year. The increase is primarily due to increases in pension expense of $240,000 due to market conditions affecting our retirement funds, other compensation of $215,000 resulting from an increase in the liability for our deferred compensation plan and an increase in bonuses expense of $214,000 These increases are offset by a decrease in due diligence expenses of $566,000 related to potential acquisitions in 2003

Other (Income) Expense

Interest expense

The following table summarizes our total interest expense:

	Three months ended March 31,
	2004	2003
Components of interest expense
Senior Credit Facility	$2,357	$1,890
$300,000, 8 3/8% Senior Subordinated Notes	—	6,865
$200,000, 6 1/2% Senior Subordinated Notes	3,374	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,869	—
$180,485, 8% Senior Notes	4,139	4,674
$276,000, 10% Senior Discount Notes	—	4,973
$100,000, 10% Senior Discount Notes	—	2,119

Total interest expense	$11,739	$20,521

Interest expense decreased $8.8 million or 43% for the three months ended March 31, 2004 compared to the same period last year. The decrease is due to the early repayment of LIN Television’s 8 3/8% Senior Subordinated Notes and the remaining outstanding $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. This decrease was partially offset by interest obligations resulting from the issuance in May 2003 of the 6 1/2% Senior Subordinated Notes due 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due 2033

Investment income, consisting of investment income earned on cash balances decreased $295,000 or 78% for the three months ended March 31, 2004 compared to the same period last year. The decrease is a result of the elimination of significant cash balances from the same period last year.

Share of (income) loss in equity investments increased $456,000 to income of $167,000 for the three months ended March 31, 2004 compared to a loss of $289,000 for the same period last year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

The Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures. The gain on derivative instruments was $990,000 for the three months ended March 31, 2004 and was due to fluctuations in market interest rates. We did not have any derivative instruments in the three months ended March 31, 2003.

We recorded a loss of $2.9 million for the three months ended March 31, 2004 related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of $24.5 million of the 8% Senior Notes due 2008. We recorded a loss of $29.5 million for the three months ended March 31, 2003 in connection with the early extinguishment of debt, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

Provision for Income Taxes

LIN TV Corp.’s provision for income taxes increased to approximately $3.8 million for the three-month period ended March 31, 2004, from $2.4 million for the same period in the prior year. The provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the Company’s net deferred tax position during the year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete period provision in order to more accurately calculate its provision for income taxes.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At March 31, 2004, we had cash of $12.5 million and a $191.9 million committed revolving credit facility of which $39.0 million is outstanding at March 31, 2004, leaving $152.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at March 31, 2004 (in thousands):

	April–December
	2004	2005-2007	2008-2009	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$5,250	$203,500	$180,485	$325,000	$714,235
Cash interest on debt (2)	27,981	98,449	33,211	117,102	276,743
Program payments (3)	17,650	38,932	3,221	1,261	61,064
Operating leases (4)	837	2,124	691	3,709	7,361
Local marketing agreement payments (5)	1,122	2,204	—	—	3,326
Acquisitions of broadcast licenses and operating assets (6)	5,000	—	—	—	5,000

Total	$57,840	$345,209	$217,608	$447,072	$1,067,729

(1)	We are obligated to repay the revolving portion of our Senior Credit Facility in March 2005 and the remaining balance in December 2007, our 8% Senior Notes in June 2008, our 6 1/2% Senior Subordinated Notes in May 2013, our 2.50% Exchangeable Senior Subordinated Debentures in May 2033 and our revolving credit facility . However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our Senior Credit Facility through 2007, on our 8% Senior Notes through 2008, on our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $30.2 million of program obligations as of March 31, 2004 and have unrecorded commitments of $30.9 million for programming that is not available to air as of March 31, 2004.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into options agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $3.3 million as of March 31, 2004.

(6)	We have entered into an agreement to purchase the broadcast license and certain operating assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million. This transaction received the Federal Communications Commission’s approval on April 27, 2004 and was completed on May 6, 2004.

Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2004 compared to net cash used in operating activities of $4.1 million in the same period last year. The increase is the result of an increase in our operating income for the first quarter 2004 compared to the same period last year combined with better working capital management.

Net cash used in investing activities was $5.3 million for the three months ended March 31, 2004 compared to net cash provided by investing activities of $19.2 million in the same period last year. This change is primarily the result of the liquidation of our short-term investments during the first quarter of 2003.

Net cash used in financing activities decreased $128.3 million to $10.5 million for the three months ended March 31, 2004 compared to $138.8 million in the same period last year. This decrease is the result of the retirement of $376.0 million aggregate principle amount of 10% Senior Discount Notes and 10% Senior Discount Add-On Notes in the first quarter of 2003. This debt retirement was funded by proceeds from the $175.0 million term loan entered into during the first quarter of 2003, the $75 million drawdown on our existing revolving credit facility and cash on hand.

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

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	March 31, 2004	December 31, 2003
Senior Credit Facilities	$208,750	$193,500

$180,485, 8% Senior Notes due 2008 (net of discount of $3,890 and $4,706 at March 31, 2004 and December 31, 2003,	176,595	200,294

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $17,374 and $18,427 at March 31, 2004 and December 31, 2003,	107,626	106,573

Total debt	692,971	700,367
Less current portion	46,000	7,000

Total long-term debt	$646,971	$693,367

The following table is a summary of interest expense that is recorded during the period, which is paid in cash during the period or subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Three months ended March 31,
	2004	2003
Components of interest expense
Senior Credit Facility	$1,957	$1,537
$180,485, 8% Senior Notes	3,719	4,200
$200,000, 6 1/2% Senior Subordinated Notes	3,250	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	781	—
$300,000, 8 3/8% Senior Subordinated Notes	—	6,281
$276,000, 10% Senior Discount Notes	—	330
$100,000, 10% Senior Discount Notes	—	195

Interest expense before amortization of discount and deferred financing fees	9,707	12,543

Amortization of discount and deferred financing fees	2,032	7,978

Total interest expense	$11,739	$20,521

Senior Credit Facility

On February 7, 2003, we obtained a $175.0 million term loan, as part of an amendment to our existing credit facility. In connection with this amendment we recorded approximately $1.2 million of deferred financing costs. In March 2003, we used the proceeds from the loan, a drawdown of $75.0 million from our existing revolving credit facility and cash on hand to retire the debt consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. We incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of debt.

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

6 1/2% Senior Subordinated Notes

In May 2003, we issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due in 2013 in a private placement. We filed a registration statement with the Securities and Exchange Commission in January 2004 to register an exchange offer allowing holders of the 6 1/2% Senior Subordinated Notes to exchange their notes for notes with essentially identical terms. The registered exchange offer closed in February of 2004 and all outstanding notes were exchanged at closing. We incurred $160,000 in penalty fees in connection with the delay in this registration statement being declared effective and these penalties are to be paid on May 15, 2004. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of our existing and future senior indebtedness, including our senior credit facilities and 8% Senior Notes due in 2008, and rank on parity in right of payment with all of our senior subordinated indebtedness, including our 2.50% Exchangeable Senior Subordinated Debentures due in 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.9 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

Year	Price (as a percentage of outstanding principal amount)
2008	103.250%
2009	102.167%
2010	101.083%
2011 and thereafter	100.000%

We may also redeem up to 35% of the 6 1/2% Senior Subordinated Notes using proceeds of certain equity offerings completed before May 15, 2006 at 106.5% of the outstanding principal amount thereof plus accrued and unpaid interest to the redemption date.

The 6 1/2% Senior Subordinated Notes are also subject to early redemption provisions in the event of a change of control, which may require us to repurchase the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the note, together with accrued and unpaid interest. The indenture governing the 6 1/2% Senior Subordinated Notes limits, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates.

2.50 % Exchangeable Senior Subordinated Debentures

In May 2003, we issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due in 2033 in a private placement. The resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures were registered with the Securities Exchange Commission pursuant to a Registration statement which became effective on January 16, 2004. We incurred $96,000 of penalty fees in connection with the delay in this registration statement being declared effective and these penalties are to be paid on May 15, 2004. The debentures are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due in 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due in 2013. The debentures are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp., and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.2 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require us to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp.’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

Contingent Interest. We will pay contingent interest to holders of the debentures during any six-month period from and including an interest payment date to but excluding the next interest payment date, commencing with the six-month period beginning May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The contingent interest payable per $1,000 principal amount of debentures is 0.25% per annum. Any contingent interest will be payable on the interest payment date at the end of the relevant six-month period.

Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV Corp. class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter, if the closing sale price of LIN TV Corp. common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV Corp. common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV Corp. common stock would be converted into cash, securities or other property.

      Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

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

Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $990,000 for the three months ended March 31, 2004.

8% Senior Notes

LIN Television Corporation has outstanding $180.5 million in aggregate principal amount of 8% Senior Notes due January 15, 2008. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. LIN Television Corporation may redeem some or all of these notes at any time on or after January 15, 2005.

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

In January 2004 we drew down funds from our revolving credit facility to repurchase $24.5 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred a charge of $2.9 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

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

Approximately 28%, 25%, 22% and 21% of our total revenues for the three months ended March 31, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of March 31, 2004, we had approximately $693.0 million of consolidated indebtedness and approximately $764.5 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

We had net income of $1.4 million for the three months ended March 31, 2004, and net losses of $90.4 million, $47.2 million, and $61.7 million and for years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of amortization and impairment of intangible assets, debt service obligations and extinguishment costs. In addition, as of March 31, 2004, we had an accumulated deficit of $293.4 million. We may not be able to achieve or maintain profitability.

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

Approximately $1.7 billion, or 80%, of our total assets as of March 31, 2004 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. If at any point in the future the value of these intangible assets decreased, we may be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. For example, we recorded an impairment of our broadcast licenses at December 31, 2003 of $51.7 million.

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

In addition, television station acquisitions are subject to the approval of the Federal Communications Commission (“FCC” or the “Commission”) and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. As of March 31, 2004, affiliates of Hicks Muse own 23,510,137 shares of LIN TV Corp. class B common stock, which represents 46.8% of LIN TV Corp’s capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of LIN TV Corp. class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV Corp., under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV Corp. into a majority of its voting power, thereby reducing the voting power of other LIN TV Corp. shareholders.

Hicks Muse and its affiliates have the ability to convert shares of LIN TV Corp.’s nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 46.8% of our voting equity interests in LIN TV Corp. and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV Corp. shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks Muse and its affiliates may differ from the interests of LIN TV Corp.’s other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in the best interests of other shareholders.

For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets, such as its existing investment in businesses like Clear Channel Communications, Inc., that may directly or indirectly compete with LIN TV Corp. for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to LIN TV Corp.’s business and therefore such acquisition opportunities may not be available to LIN TV Corp.

In addition, affiliates of Hicks Muse as the holders of LIN TV Corp.’s class B common stock, have the right to approve, among other things, the issuance or repurchase of any of LIN TV Corp.’s securities, the sale or acquisition of any asset or the incurrence of any indebtedness with a value of 10% or more of the fair market value of our common equity securities of LIN TV Corp.’s , the merger or consolidation of LIN TV

Corp. with another company or any transaction that is not in the ordinary course of business. Hicks Muse also has an assignable right, under certain conditions, to acquire the outstanding shares of LIN TV Corp.’s class C common stock.

Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of LIN TV’s directors, together own all of LIN TV Corp.’s class C common stock and therefore possess 70% of LIN TV’s combined voting power. Accordingly, Messrs. Carson and Fojtasek will have the power to elect the entire board of directors of LIN TV Corp. and through this control, to approve or disapprove any corporate transaction or other matter submitted to the LIN TV Corp. stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse and its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

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

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of LIN TV Corp. class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

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

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from our prior acquisition values due to different attributes of each station and the market in which it operates.

The GECC note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

GECC provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against LIN TV Corp. to collect any deficiency, including by foreclosing on our stock and other LIN TV Corp. subsidiaries, which could trigger the change of control provisions under our existing indebtedness.

Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation nor the obligation of any of LIN TV Corp.’s subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV Corp. pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15.0 million for the purpose of making interest payments on the note when due. Both NBC and LIN TV Corp. have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor LIN TV Corp. make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

We may be required to pay substantial penalties to the holders of our 2.50% Exchangeable Senior Subordinated Debentures in the future if we are unable to maintain an effective registration statment.

In accordance with the terms of the registration rights agreements relating to the issuance of our 2.50% Exchangeable Senior Subordinated Debentures, we are required to pay substantial penalties to a holder of these debt instruments under specified circumstances, including, the failure to maintain an effective registration statement relating to the resale of the debentures or the shares of Class A common stock issuable upon conversion of the debentures for more than brief intervals.

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

Changes in Federal Communication Commission ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue operating stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently operate under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

With respect to the television duopoly rule, the Commission declared that it would grant waivers of the top-four restriction under certain circumstances. It also held that two-station combinations which were not in conformance with the amended rule, e.g., where both stations were among the top four stations in the local markets in audience share, would not have to be divested. However, the Commission also determined that a non-conforming combination could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. The Commission also determined that it would continue to grandfather local marketing agreements entered into prior to November 5, 1996, such as our local marketing agreements in Austin, Texas, and Providence, Rhode Island, until the conclusion of a further ownership review rulemaking to be initiated later in 2004, which would address the question of whether and under what circumstances the agreements would be permitted to continue.

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

The Federal Communications Commission has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $6.0 million in 2004, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $208.8 million outstanding as of March 31, 2004 under our senior credit facilities.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of March 31, 2004 would result in an estimated $2.1 million increase in annualized interest expense assuming a constant balance outstanding of $208.8 million.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities.” We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $990,000 for the three months ended March 31, 2004.

We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004, our chief executive officer and persons performing the functions of a chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004.

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

Reports on Form 8-K:

On February 10, 2004, the Company furnished a Current Report on Form 8-K dated February 10, 2004 under Item 12, in connection with the announcement of the Company’s financial results for the fourth quarter and fiscal year ended December 31, 2003.

On February 11, 2004, the Company furnished a Current Report on Form 8-K dated February 10, 2004 under Item 5, in connection with the announcement of the Company’s financial results for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION

Dated: May 10, 2004	By:	/s/ William A. Cunningham

William A. Cunningham Vice President and Controller (Principal Accounting Officer)

Item 1. Financial Statements

LIN TELEVISION CORPORATION
Consolidated Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,492	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,235; 2003 - $1,698)	60,650	72,340
Program rights	13,031	17,661
Assets held for sale	23,361	—
Other current assets	3,014	3,216

Total current assets	112,548	102,692
Property and equipment, net	196,460	203,049
Deferred financing costs	13,294	14,332
Equity investments	64,870	77,305
Program rights	11,877	11,444
Goodwill	583,077	586,269
Broadcast licenses	1,118,942	1,102,708
Other intangible assets, net	2,935	3,289
Other assets	15,556	14,822

Total Assets	$2,119,559	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,000	$7,000
Accounts payable	4,958	7,169
Accrued income taxes	136	320
Accrued interest expense	9,440	9,846
Accrued sales volume discount	1,245	6,075
Other accrued expenses	14,758	13,423
Liabilities held for sale	694.00	—
Program obligations	18,494	23,042

Total current liabilities	95,725	66,875
Long-term debt, excluding current portion	646,971	693,367
Deferred income taxes, net	534,666	527,588
Program obligations	11,683	11,640
Other liabilities	51,112	54,306

Total liabilities	1,340,157	1,353,776

Preferred stock of Banks Broadcasting, Inc. $0.01 par value 173,822 issued and outstanding at March 31, 2004	14,911	—
Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,068,392	1,067,398
Accumulated deficit	(293,442)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	764,491	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,119,559	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net revenues	$79,844	$73,627
Operating costs and expenses:
Direct operating (excluding depreciation of $7.5 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively)	24,630	24,217
Selling, general and administrative	22,500	20,753
Amortization of program rights	5,724	5,200
Corporate	4,098	3,920
Depreciation and amortization of intangible assets	7,776	7,988

Total operating costs and expenses	64,728	62,078

Operating income	15,116	11,549
Other (income) expense:
Interest expense	11,739	20,521
Investment income	(85)	(380)
Share of (income) loss in equity investments	(167)	289
Gain on derivative instruments	(990)	—
Loss on early extinguishment of debt	2,937	29,525
Other, net	(119)	47

Total other expense, net	13,315	50,002

Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	1,801	(38,453)
Provision for income taxes	3,797	2,422

Loss from continuing operations before cumulative effect of change in accounting principle	(1,996)	(40,875)
Discontinued operations:
Income from discontinued operations, net of tax provision of $206 for the three months ended March 31, 2004 and 2003	(69)	(8)
Cumulative effect of change in accounting principle, net of a tax effect of $0	(3,290)	—

Net income (loss)	$1,363	$(40,867)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$18,795	$(4,106)

INVESTING ACTIVITIES:
Capital expenditures	(1,740)	(6,096)
Proceeds from disposals of property and equipment	8	22
Investment in equity investments	(650)	—
Capital distributions from equity investments	1,630	1,630
Acquisition of broadcast license	(4,224)
Other, investments and deposits	(278)	—
Proceeds from liquidation of short-term investments	—	23,691

Net cash (used in) provided by investing activities	(5,254)	19,247

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	804	685
Proceeds from Senior Credit Facilities	—	175,000
Financing costs associated with proceeds from long-term debt	(90)	—
Net proceeds from revolver debt	17,000	75,000
Principal payments on long-term debt	(26,265)	(376,000)
Cash expenses associated with early extinguishment of debt	(1,973)	(13,492)

Net cash used in financing activities	(10,524)	(138,807)

Net increase (decrease) in cash and cash equivalents	3,017	(123,666)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$12,492	$20,194

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

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $180.5 million, 8% Senior Notes due 2008. All of the consolidated subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2003 in its annual report on Form 10-K, which includes all such information and disclosures.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments and adjustments related to the application of FASB Interpretation No. 46) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”), “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share data)
Net income (loss), as reported	$1,363	$(40,867)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(761)	(778)

Pro forma net income (loss)	$602	$(41,645)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three months ended March 31:

	2004	2003
Volatility	24%	33%
Risk-free interest rates	2.0 - 4.4%	1.5 - 3.25%
Weighted average expected life	3-10 years	2 - 6 years
Dividend yields	0%	0%

Note 2 — Assets and Liabilities Held for Sale:

On January 8, 2004, the Company signed an asset purchase agreement with Pilot TV Acquisition Corporation for the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. This transaction received the Federal Communications Commission’s approval on April 26, 2004 and is expected to be completed during the second quarter of 2004. Accordingly, the financial results of this station are accounted for as discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The income of $69,000 and $8,000, net of tax, for the three months ended March 31, 2004 and 2003, respectively, has been excluded from continuing operations and included in discontinued operations. The Company has classified the assets and liabilities associated with this station as held for sale on its balance sheet as of March 31, 2004.

The carrying amounts of the assets and liabilities of this station are as follows (in thousands):

March 31,
2004
Accounts receivable, net	$1,358
Program rights, short-term	193
Other current assets	10
Property and equipment, net	5,875
Broadcast license, net	15,718
Network affiliation, net	73
Program rights, long-term	134

Assets held for sale	$23,361

Current liabilities:
Accounts payable	$27
Accrued income tax	24
Program obligations, short-term	203
Other accruals	315
Program obligations, long-term	125

Liabilities held for sale	$694

Note 3 — Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	March 31,	December 31,
	2004	2003
Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	54,636	55,758
WAND (TV) Partnership	10,234	10,250

	$64,870	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, Banks is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks and the Company’s management agreement with Banks, the Company identified itself as the primary beneficiary of Banks under FIN 46. As the primary beneficiary of Banks, the Company has consolidated Banks’ assets, liabilities and noncontrolling interests into the Company’s financial statements as of March 31, 2004. Since the Company and Banks are not under common control, as defined by EITF 02-5, Banks’ assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2004.

The following presents the summarized balance sheet of Bank Broadcasting, Inc. at March 31, 2004:

March 31,
2004
Assets
Cash	97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total Assets	36,747
Liabilities and Preferred Stock
Accounts payable	396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total Liabilities and Preferred Stock	41,687

(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Banks has authorized 390,625 shares of Series A Preferred Stock with a par value of $0.01 per share.

Key rights associated with the preferred stock include: (i) holders of the preferred stock receive an 8% dividend, if declared; (ii) holders of the preferred stock have the right to convert to common stock in the event of a Triggering Event (discussed below); (iii) holders of the preferred stock have no votes; (iv) while no holder of the preferred stock controls the board of directors; there are certain rights to force the sale of Banks; holders of the preferred stock would share pro rata in the sale proceeds.

Upon liquidation, winding up, or dissolution, holders of the preferred stock will receive the greater of $100 per share, plus all accrued but unpaid dividends, or the amount such holder would receive upon liquidation and assuming conversion to common stock.

Triggering Events for conversion include: (1) the sale of all or substantially all of the assets of Banks, (2) the closing of an underwritten public offering resulting in (i) net cash proceeds to Banks of not less than $50.0 million and (ii) a pre-money valuation of Banks of not less than two and one-half times the aggregate purchase price for all shares of the Preferred Stock; or (3) any merger or consolidation or other reorganization of Banks with or into another corporation in which Banks is not the surviving entity.

No dividends had been declared on the Series A Preferred Stock as of March 31, 2004.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million from the joint venture in the three months ended March 31, 2004 and 2003. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues	$35,209	$32,921
Operating income	18,333	16,664
Net income	2,493	987

	March 31,	December 31,
	2004	2003
Current assets	$25,891	$9,949
Non-current assets	231,968	237,469
Current liabilities	16,672	725
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $221,000 as of March 31, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues	$1,633	$1,489
Operating loss	(50)	(126)
Net loss	(49)	(126)

	March 31,	December 31,
	2004	2003
Current assets	$2,418	$2,013
Non-current assets	24,912	25,168
Current liabilities	604	405

Note 4 — Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31,	December 31,
	2004	2003
Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	283	377
Income leases	393	393
Other intangible assets	2,022	2,022
Accumulated amortization	(2,151)	(1,891)

	2,935	3,289

Unamortized Intangible Assets:
Broadcast licenses	$1,118,942	$1,102,708
Goodwill	583,077	586,269

	1,702,019	1,688,977

Total intangible assets	$1,704,954	$1,692,266

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network. The total purchase price of $4.5 million was funded by borrowings from our revolving credit facility.

The application of FIN 46 increased broadcast licenses by $29.2 million for the consolidation of the Banks’ licenses as of March 31, 2004 (see Note 4).

The broadcast license of WEYI-TV was classified to assets held for sale as of March 31, 2004 (see Note 2).

Amortization expense was approximately $278,000 and $275,000 for the three months ended March 31, 2004 and 2003, respectively. This includes approximately $234,000 and $228,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three months ended March 31, 2004 and 2003, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. Also included in the amortization expense is approximately $44,000 and $47,000 of amortization expense on network affiliation agreements and income leases for the three months ended March 31, 2004 and 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to June 30, 2006, and the income leases will be fully amortized by November 2006.

Note 5 -Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior Credit Facilities	$208,750	$193,500

$180,485, 8% Senior Notes due 2008 (net of discount of $3,890 and $4,706 at March 31, 2004 and December 31, 2003, respectively)	176,595	200,294

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $17,374 and $18,427 at March 31, 2004 and December 31, 2003, respectively)	107,626	106,573

Total debt	692,971	700,367
Less current portion	46,000	7,000

Total long-term debt	$646,971	$693,367

In January 2004, the Company drew down funds from its revolving credit facility to repurchase $24.5 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred a charge of $2.9 million related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes, $7.0 million of annual amortization of the Term Loan B and $39.0 million borrowed under the revolving credit facility which terminates March 31, 2005.

Note 6 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $15,000 for the three months ended March 31, 2003. The Company did not incur any fees for the three months ended March 31, 2004.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $5,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively, for various reimbursable expenses.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks. The Company has received approximately $50,000 for the three months ended March 31, 2004 and 2003 under the management services agreement.

Other Investment. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $138,000 and $123,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 7 — Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and ultimately to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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

Note 8 — Retirement Plans:

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

The components of the net periodic benefit cost recognized is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Service cost	$500	$457
Interest cost	1,401	1,311
Expected return on plan assets	(1,450)	(1,408)
Amortization of prior service cost	39	41
Amortization of net loss	80	63

Net periodic benefit cost	$570	$464

     The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.2 million to its qualified pension plan in 2004. As of March 31, 2004, it has contributed $300,000 to the plan, and expects to contribute a total of $1.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. Based on information currently known, the Company expects to fund approximately $415,000 of SERP payments during 2004.

     Note 9 — Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the net deferred tax assets position during the year. This expense has no impact on the Company’s cash flows.

     Note 10 — Subsequent Events:

     On May 6, 2004, the Company completed the purchase of the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $5.0 million.