Form 10-Q
period 2004-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2004-08-09
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number: 001-31311	Commission file number: 000-25206
LIN TV Corp.	LIN Television Corporation
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at August 4, 2004: 26,824,086 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at August 4, 2004: 23,508,119 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at August 4, 2004: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 4, 2004: 1,000 shares.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	LIN TV Corp.
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
	See separate index for financial statements of LIN Television Corporation	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits and Reports on Form 8-K	40
Signature Page		42
EX-3.1 2ND AMENDED CERTIFICATE OF INCORPORATION (LIN TV CORP.)
EX-3.2 2ND AMENDED & RESTATED BYLAWS (LIN TV CORP.)
EX-31.1 SECT. 302 CERTIFICATION OF CEO (LIN TV CORP.)
EX-31.2 SECT. 302 CERTIFICATION OF CONTROLLER (LIN TV CORP.)
EX-31.3 SECT. 302 CERTIFICATION OF TREASURER (LIN TV CORP.)
EX-31.4 SECT. 302 CERTIFICATION OF VP OF FINANCE (LIN TV CORP.)
EX-31.5 SECT. 302 CERTIFICATION OF CEO (LIN TELEVISION CORPORATION)
EX-31.6 SECT. 302 CERTIFICATION OF CONTROLLER (LIN TELEVISION CORPORATION)
EX-31.7 SECT. 302 CERTIFICATION OF TREASURER (LIN TELEVISION CORPORATION)
EX-31.8 SECT. 302 CERTIFICATION OF VP OF FINANCE (LIN TELEVISION CORPORATION)
EX-32.1 SECT. 906 CERTIFICATION OF CEO (LIN TV CORP.)
EX-32.2 SECT. 906 CERTIFICATION OF CEO (LIN TELEVISION CORPORATION)

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

LIN TV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,511	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,173; 2003 - $1,698)	70,226	72,340
Program rights	9,974	17,661
Other current assets	6,903	3,216

Total current assets	102,614	102,692
Property and equipment, net	196,917	203,049
Deferred financing costs	12,462	14,332
Equity investments	65,837	77,305
Program rights	9,950	11,444
Goodwill	583,091	586,269
Broadcast licenses	1,119,521	1,102,708
Other intangible assets, net	2,657	3,289
Other assets	15,215	14,822

Total Assets	$2,108,264	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,000	$7,000
Accounts payable	5,928	7,169
Accrued income taxes	111	320
Accrued interest expense	8,902	9,846
Accrued sales volume discount	2,782	6,075
Other accrued expenses	17,478	13,423
Program obligations	15,797	23,042

Total current liabilities	87,998	66,875
Long-term debt, excluding current portion	632,766	693,367
Deferred income taxes, net	536,416	527,588
Program obligations	9,379	11,640
Other liabilities	47,438	54,306

Total liabilities	1,313,997	1,353,776

Preferred stock of Banks Broadcasting, Inc. $0.01 par value 173,822 issued and outstanding at June 30, 2004	14,666	—

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,808,832 shares at June 30, 2004 and 26,652,060 shares at December 31, 2003, issued and outstanding	268	266
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,508,119 shares at June 30, 2004 and 23,510,137 shares at December 31, 2003, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2004 and December 31, 2003, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,068,382	1,066,897
Accumulated deficit	(278,825)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	779,601	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,108,264	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share information)
	(unaudited)
Net revenues	$96,338	$89,204	$176,182	$162,831
Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $7.6 million for the three months ended June 30, 2004 and 2003, respectively and $15.3 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively)	25,390	24,746	50,020	48,963
Selling, general and administrative	24,488	22,478	46,988	43,231
Amortization of program rights	5,911	5,296	11,635	10,496
Corporate	3,930	4,182	8,028	8,102
Restructuring charge	—	102	—	102
Depreciation and amortization of intangible assets	8,041	7,919	15,817	15,907

Total operating costs	67,760	64,723	132,488	126,801

Operating income	28,578	24,481	43,694	36,030
Other (income) expense:
Interest expense	11,957	15,233	23,696	35,754
Investment income	(85)	(370)	(170)	(750)
Share of income in equity investments	(2,597)	(1,689)	(2,764)	(1,400)
Minority interest in loss of Banks Broadcasting, Inc.	(245)	—	(245)	—
Gain on derivative instruments	(3,630)	(4,760)	(4,620)	(4,760)
Loss on extinguishment of debt	1,510	23,580	4,447	53,105
Other, net	339	744	220	791

Total other expense, net	7,249	32,738	20,564	82,740
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	21,329	(8,257)	23,130	(46,710)
Provision for income taxes	5,403	2,440	9,200	4,862

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	15,926	(10,697)	13,930	(51,572)
Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $104 and $206 for the three months ended June 30, 2004 and 2003, respectively, and $311 and $412 for the six months ended June 30, 2004 and 2003, respectively	25	(104)	(44)	(112)
Loss from sale of discontinued operations, net of tax benefit of $1,094 for the three and six months ended June 30, 2004 and $0 for the three and six months ended June 30, 2003	1,284	652	1,284	652
Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	(3,290)	—

Net income (loss)	$14,617	$(11,245)	$15,980	$(52,112)

Basic income (loss) per common share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.32	$(0.21)	$0.28	$(1.03)
(Loss) income from discontinued operations, net of tax	(0.00)	0.00	0.00	0.00
Loss from sale of discontinued operations, net of tax	(0.03)	(0.01)	(0.03)	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—
Net income (loss)	0.29	(0.23)	0.32	(1.04)
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	50,271	49,942	50,232	49,923
Diluted income (loss) per common share:
Income (loss) from continuing operations before discontinued effect of change in accounting principle	$0.31	$(0.21)	$0.27	$(1.03)
(Loss) income from discontinued operations, net of tax	(0.00)	0.00	(0.00)	0.00
Loss from sale of discontinued operations, net of tax	(0.03)	(0.01)	(0.03)	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	0.06	—
Net income (loss)	0.29	(0.23)	0.31	(1.04)
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	50,731	49,942	50,753	49,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)

	(Unaudited)
Net cash provided by operating activities	$34,552	$11,601
INVESTING ACTIVITIES:
Capital expenditures	(10,012)	(10,187)
Proceeds from disposals of property and equipment	30	31
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000
Investment in equity investments	(650)	—
Capital distributions from equity investments	3,260	3,260
Acquisition of broadcast licenses	(9,152)	—
Other, investments and deposits	(28)	—
Proceeds from liquidation of short-term investments	—	23,691

Net cash provided by investing activities	7,448	26,795

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,256	1,223
Proceeds from long-term debt	—	325,000
Proceeds from Senior Credit Facilities	—	175,000
Financing costs associated with proceeds from previously issued long-term debt	(144)	(9,798)
Net proceeds from revolver debt	8,000	50,000
Principal payments on long-term debt	(42,060)	(676,000)
Cash expenses associated with early extinguishment of debt	(3,016)	(26,056)

Net cash used in financing activities	(35,964)	(160,631)

Net increase (decrease) in cash and cash equivalents	6,036	(122,235)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$15,511	$21,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —	Basis of Presentation:

LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $166.4 million, 8% Senior Notes due 2008. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$14,617	$(11,245)	$15,980	$(52,112)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	23	—	23	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(739)	(710)	(1,500)	(1,446)

Pro forma net income (loss)	$13,901	$(11,955)	$14,503	$(53,558)

Basic net income (loss) per common share, as reported	$0.29	$(0.23)	$0.32	$(1.04)
Basic net income (loss) per common share, pro forma	$0.28	$(0.24)	$0.29	$(1.07)
Diluted net income (loss) per common share, as reported	$0.29	$(0.23)	$0.31	$(1.04)
Diluted net income (loss) per common share, pro forma	$0.28	$(0.24)	$0.29	$(1.07)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Volatility	24%	30%	24%	30%
Risk-free interest rates	2.0 - 3.2%	1.5 - 3.3%	2.0 - 4.4%	1.5 - 3.3%
Weighted average expected life	3 - 6 years	2 - 6 years	3 - 10 years	2 - 6 years
Dividend yields	0%	0%	0%	0%

Note 2 — Disposition of Station:

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million to Pilot TV Acquisition Corporation.

The operating results of this station for the three and six month periods ended June 30, 2004 and 2003, respectively, have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the second quarter of 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a loss on the sale of KRBC-TV and KACB-TV of $652,000 recorded during the second quarter of 2003.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2004	2003

Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,621	55,758
WAND (TV) Partnership	10,216	10,250

	$65,837	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46. As the primary beneficiary of Banks Broadcasting, the Company has consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by EITF 02-5, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at June 30, 2004.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation:

March 31,
2004

Assets
Cash	97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total Assets	36,747

Liabilities and Equity
Accounts payable	396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total Liabilities and Equity	41,687

(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Banks Broadcasting has authorized 390,625 shares of preferred stock and has issued 347,645 shares of Series A Preferred Stock with a par value of $0.01 per share.

Key rights associated with the preferred stock include: (i) holders of the preferred stock receive an 8% dividend, if declared; (ii) holders of the preferred stock have the right to convert to common stock in the event of a Triggering Event (discussed below); (iii) holders of the preferred stock have no votes; (iv) while no holder of the preferred stock controls the board of directors, there are certain rights to force the sale of Banks Broadcasting and holders of the preferred stock would share pro rata in the sale proceeds.

Upon liquidation, winding up, or dissolution, holders of the preferred stock will receive the greater of $100 per share, plus all accrued but unpaid dividends, or the amount such holder would receive upon liquidation and assuming conversion to common stock.

Triggering Events for conversion include: (1) the sale of all or substantially all of the assets of Banks Broadcasting, (2) the closing of an underwritten public offering resulting in (i) net cash proceeds to Banks Broadcasting of not less than $50.0 million and (ii) a pre-money valuation of Banks Broadcasting of not less than two and one-half times the aggregate purchase price for all shares of the Preferred Stock; or (3) any merger or consolidation or other reorganization of Banks Broadcasting with or into another corporation in which Banks Broadcasting is not the surviving entity.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No dividends had been declared on the Series A Preferred Stock as of June 30, 2004.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $3.3 million from the joint venture in the three and six months ended June 30, 2004, respectively and $1.6 million and $3.3 million in the three and six months ended June 30, 2003, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net revenues	$47,234	$43,576	$82,443	$76,497
Operating income	29,225	26,028	47,558	42,692
Net income	12,832	9,675	15,325	10,662

	June 30,	December 31,
	2004	2003

Current assets	$21,950	$9,949
Non-current assets	240,740	237,469
Current liabilities	16,672	725
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $71,000 as of June 30, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Net revenues	$1,664	$1,705	$3,297	$3,194
Operating (loss) income	(54)	56	(104)	(70)
Net (loss) income	(54)	47	(103)	(79)

	June 30,	December 31,
	2004	2003

Current assets	$2,467	$2,013
Non-current assets	24,674	25,168
Current liabilities	470	405

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30,	December 31,
	2004	2003

Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	283	377
Income leases	393	393
Other intangible assets	2,021	2,022
Accumulated amortization	(2,428)	(1,891)

	2,657	3,289

Unamortized Intangible Assets:
Broadcast licenses	$1,119,521	$1,102,708
Goodwill	583,091	586,269

	1,702,612	1,688,977

Total intangible assets	$1,705,269	$1,692,266

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network. The total purchase price of $4.5 million was funded by borrowings from our revolving credit facility. A deposit on the purchase of WIRS-TV of $226,000 was paid in the third quarter of 2003.

On May 6, 2004, the Company purchased the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau. The total purchase price of $4.9 million was funded by borrowings from our revolving credit facility.

The application of FIN 46 increased broadcast licenses by $29.2 million for the consolidation of the Banks Broadcasting licenses which occurred March 31, 2004. (see Note 4).

The sale of the broadcast license of WEYI-TV on May 14, 2004 decreased broadcast licenses by $18.8 million (see Note 2).

During the second quarter of 2004, the Company recorded tax adjustments related to the Company’s valuation allowance on deferred tax assets that decreased broadcast licenses by $3.1 million and decreased goodwill by $3.2 million.

Amortization expense was $278,000 and $555,000 for the three and six months ended June 30, 2004, respectively, and $276,000 and $551,000 for the same periods in the prior year. This includes approximately $233,000 and $467,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and six months ended June 30, 2004, respectively, and $228,000 and $456,000 for the three and six months ended June 30, 2003, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. Also included in the amortization expense is $45,000 and $89,000 of amortization expense on network affiliation agreements and income leases for the three and six months ended June 30, 2004, respectively, and $48,000 and $95,000 for the three and six months ended June 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to June 30, 2006, and the income leases will be fully amortized by November 2006.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Senior Credit Facilities	$198,000	$193,500
$166,440 and $205,000 at June 30, 2004 and December 31, 2003, respectively, 8% Senior Notes due 2008 (net of discount of $3,353 and $4,706 at June 30, 2004 and December 31, 2003, respectively)	163,087	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $16,321 and $18,427 at June 30, 2004 and December 31, 2003, respectively)	108,679	106,573

Total debt	669,766	700,367
Less current portion	37,000	7,000

Total long-term debt	$632,766	$693,367

During the six months ended June 30, 2004, the Company drew down funds from its revolving credit facility to repurchase $38.6 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred charges of $1.5 million and $4.4 million during the three and six month ended June 30, 2004, respectively, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes $7.0 million of annual amortization of a term loan under our Senior Credit Facility and $30.0 million borrowed under the revolving credit facility, which terminates March 31, 2005.

Note 6 —	Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $11,000 for the three and six months ended June 30, 2004, and $23,000 and $38,000 for the same periods in the prior year.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $4,000 and $9,000 for the three and six months ended June 30, 2004, respectively, for various reimbursable expenses, and $6,000 and $21,000 for the same periods in the prior year.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46 as of March 31, 2004, the Company received approximately $50,000 for the three months ended March 31, 2004 and $50,000 and $100,000 for the three and the six months ended June 30, 2003, respectively under the management services agreement.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $133,000 and $271,000 for the three and the six months ended June 30, 2004, respectively, and $121,000 and $244,000 for the same periods in the prior year.

The Company also incurred fees for Spanish-to-English translation services provided by a company in which the Company has an investment. Fees for these translation services were approximately $46,000 for the three and six months ended June 30, 2004

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$500	$457	$1,000	$914
Interest cost	1,401	1,311	2,802	2,622
Expected return on plan assets	(1,450)	(1,408)	(2,900)	(2,816)
Amortization of prior service cost	39	41	78	82
Amortization of net loss	80	63	160	126

Net periodic benefit cost	$570	$464	$1,140	$928

As of June 30, 2004, the Company has contributed $600,000 to the plan, and expects to contribute a total of $1.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. The Company funded approximately $407,000 of SERP payments during the second quarter of 2004 and does not anticipate any additional material SERP payments for the remainder of 2004.

Note 9 —	Earnings per Share:

Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income (loss) per common share for the three and six months ended June 30, 2003 since potential common shares from the exercises of stock options and phantom units are anti-dilutive to loss from continuing operations for and are, therefore, excluded from the calculation. Dilutive common stock equivalents relating to options and phantom units of 1,819,000 shares and 1,148,000 shares for the three and six month periods ended June 30, 2004, respectively, were excluded from the diluted income (loss) per share calculation because the effect of their inclusion would have been anti-dilutive. Options to purchase 3,617,000 shares of common stock, and phantom units exercisable into 621,000 shares of common stock, were not included in the calculation of diluted income (loss) per share for the three and six months ended June 30, 2003 because the effect of their inclusion would have been anti-dilutive.

Note 10 —	Income Taxes:

Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the deferred tax asset position during the year. This expense has no impact on the Company’s cash flows.

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

Executive Summary

     Our Business

We are an owner and operator of television stations in 14 mid-sized markets in the United States. We currently operate 23 stations and are headquartered in Providence, Rhode Island. Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.

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

Our advertising revenues are seasonal and are generally lower in the first quarter of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. In addition, advertising revenues are generally higher during election years due to spending by political candidates. Political revenue increased approximately $3.1 million and $4.6 million during the three and six months ended June 30, 2004, respectively, compared to the prior year. As a result, the fluctuation in our operating results is generally related to fluctuations in the revenue cycle within a year or on a year-to-year basis.

The broadcast television industry is also cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

We are also dependent to a significant degree on automotive-related advertising. Approximately 25% and 24% of our total net revenues for the six months ended June 30, 2004 and 2003, respectively, consisted of automotive advertising. A significant change in these advertising revenues in the future could materially affect our results of operations. For a discussion of other factors that may affect our business, see “Risk Factors.”

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

We believe that our investment in digital television (“DTV”) is one way that may assist us in effectively competing with other media sources. Since DTV has the capacity for multiple channels, it would allow us to broadcast a combination of different channels with varying degrees of visual and sound quality, which would be of higher quality than present-day television. We could also provide interactive data services on these same channels. During the first six months of 2004 we have spent approximately $3.9 million in capital expenditures to complete our transition to digital and expect to incur another $3.0 million during the remainder of 2004. While implementation of DTV will improve the technical quality of our over-the-air broadcast television, it is possible that the conversion may reduce a station’s geographical coverage area. We cannot predict the precise effect that converting to DTV will have on our business.

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, despite the loss of substantial political revenue in 2002, the US advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. During the second quarter and first six months of 2004, our national time sales increased 2% and 3%, respectively, over the same periods in the prior year. Local time sales increased 8% and 9% for the second quarter and first six months of 2004, respectively, over the same periods in the prior year. This revenue growth is a result of the continued recovery in the advertising market following the conclusion of major hostilities in Iraq, as well as a general improvement in economic conditions.

Political revenue is a second factor when comparing our results year over year. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenues during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. We experienced a $3.1 million and $4.6 million increase in political revenue during the three and six months ended June 30, 2004, respectively.

Significant Other Items

During the first six months of 2004, we drew down funds from our revolving credit facility to repurchase $38.6 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred charges of $1.5 million during the second quarter of 2004 and $4.4 million for the year-to-date period related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

On May 14, 2004, we completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, to Pilot TV Acquisition Corporation, for $24.0 million. We have recognized a loss of $1.3 million on the sale, net of a tax benefit of $1.1 million. This loss and the operating results of this station are excluded from continuing operations and included in discontinued operations for all periods presented.

Effective March 31, 2004, our investment in Banks Broadcasting, Inc. (“Banks Broadcasting”), an entity in which we own a 50% non-voting interest, is accounted for under FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” which requires us to consolidate Banks Broadcasting in our financial statements. In accordance with FIN 46, Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, we considered Hicks Muse Partners 47% ownership in us and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46 that we and 21st Century Group, LLC are related parties. Considering our fifty percent ownership interest in Banks Broadcasting and our management agreement with Banks Broadcasting, we identified ourself as the primary beneficiary of Banks Broadcasting under FIN 46. As the primary beneficiary of Banks Broadcasting, we have consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into our financial statements effective March 31, 2004. Since Banks Broadcasting and us are not under common control, as defined by EITF 02-5, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. Our resulting consolidated balance sheet does not reflect any voting equity minority interest since Banks Broadcasting has cumulative losses and as such the minority interest would be in a deficit position at June 30, 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, allowance for doubtful accounts, amortization of program rights, collectibility of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations as discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. Since December 31, 2003, there have been no significant changes to our critical accounting policies.

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

The following table lists the stations that we either operate or in which we have an equity investment:

	DMA Rank					Status
Market	(1)	Station		Affiliation	Channel	(2)

Owned and operated:
Indianapolis, IN	25	WISH-TV		CBS	8	O&O
		WIIH-CA		Univision	17	O&O
Hartford-New Haven, CT	27	WTNH-TV		ABC	8	O&O
		WCTX-TV		UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV		NBC	8	O&O
		WOTV-TV		ABC	41	O&O
		WXSP-CA		UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV		NBC	10	O&O
		WVBT-TV		FOX	43	O&O
Buffalo, NY	44	WIVB-TV		CBS	4	O&O
		WNLO-TV		UPN	23	O&O
Providence, RI-New Bedford, MA	48	WPRI-TV		CBS	12	O&O
		WNAC-TV		FOX	64	LMA
Austin, TX	54	KXAN- TV	(3)	NBC	36	O&O
		KNVA-TV		WB	54	LMA
		KBVO-CA		Telefutura	Various	O&O
Dayton, OH	59	WDTN-TV		ABC	2	O&O
Toledo, OH	69	WUPW-TV		FOX	36	O&O
Fort Wayne, IN	105	WANE-TV		CBS	15	O&O
Springfield-Holyoke, MA	106	WWLP-TV		NBC	22	O&O
Lafayette, IN	189	WLFI-TV		CBS	18	O&O
San Juan, PR	—	WAPA- TV	(3)	IND	4	O&O
		WJPX- TV	(3)	IND	24	O&O

Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV		ABC	17	JV

Operated by Banks Broadcasting, Inc.
Wichita, KS	67	KWCV-TV		WB	33	JV
Boise, ID	123	KNIN-TV		UPN	9	JV

Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV		NBC	5	JV
San Diego, CA	26	KNSD-TV		NBC	39	JV

(1)	DMA rank estimates are taken from Nielsen Media Research Local Universe Estimates for the 2003-2004 Broadcast Season, September 22, 2003. The DMA rank lists the top DMA with #1 representing the largest DMA market in terms of television households.

(2)	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we are a party.

(3)	KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and

WKPV-TV. Satellite stations broadcast identical programming to the primary station. We own and operate all of these satellite stations.

We have a 33.3% interest in WAND (TV) Partnership with Block Communications, which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. On April 1, 2000, we exchanged, with Block Communications, Inc., a 66.7% interest held by us in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership and Block Communications received a 66.7% interest. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership. During the three and six months ended June 30, 2004, the partnership generated $1.7 million and $3.3 million of revenue and did not distribute any cash to us. During the year ended December 31, 2003, the partnership generated $6.4 million of revenue and did not distribute any cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

We also hold a 50% non-voting equity interest in Banks Broadcasting, which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise, Idaho. On August 15, 2000, we, 21st Century Group, L.L.C., an entity in which Hicks Muse has a substantial indirect economic interest, and BancAmerica Capital Investors SBICI, L.P. formed Banks Broadcasting. We contributed our interest in KWCV-TV, and we and 21st Century Group, L.L.C., both contributed our respective interests in KNIN-TV, to Banks Broadcasting. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. Banks Broadcasting became a consolidated entity as of March 31, 2004, in accordance with FIN 46. During the six months ended June 30, 2004, we have funded $650,000 to Banks Broadcasting. During the three and six months ended June 30, 2004, Banks Broadcasting, Inc. generated $1.3 million and $2.5 million of revenue and did not distribute any cash to us. During the year ended December 31, 2003, Banks Broadcasting generated $5.2 million of revenue and did not distribute any cash to us.

We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The joint venture, which we entered into with NBC on March 3, 1998, consists of television stations KXAS-TV, formerly our Dallas, Texas NBC affiliate, and KNSD-TV, formerly NBC’s San Diego NBC affiliate. A wholly owned subsidiary of NBC is the general partner of the joint venture and NBC operates the stations owned by the joint venture pursuant to a management agreement and has managerial control over the joint venture. GECC provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash of the joint venture available for distribution will be distributed to us and the NBC general partner based on our respective equity interests in the joint venture. During the three and six months ended June 30, 2004, the joint venture generated $47.2 million and $82.4 million of revenue and distributed $1.6 million and $3.3 million, respectively, of cash to us. During the year ended December 31, 2003, the joint venture generated $158.2 million of revenue and distributed $7.5 million of cash to us.

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

Dispositions and Acquisition of Broadcast Licenses

•	On May 14, 2004, we completed the sale of the broadcast license and certain assets of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million to Pilot TV Acquisition Corporation.

•	On May 6, 2004, we acquired the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau for a total purchase price of $4.9 million.

•	On January 14, 2004, we acquired the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network Corporation for a total purchase price of $4.5 million.

Results of Operations

Set forth below are significant factors that contributed to our operating results for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2004	2003	Change	2004	2003	Change

National time sales (before agency commissions)	$34,266	$33,670	2%	$62,237	$60,531	3%
Local time sales (before agency commissions)	69,079	63,964	8%	126,539	116,435	9%
Political time sales (before agency commissions)	3,768	630	498%	5,622	1,001	462%
Agency commissions (related to time sales)	(17,636)	(16,137)	9%	(31,737)	(28,986)	9%
Network compensation	2,402	2,740	(12)%	5,131	5,478	(6)%
Barter revenue	2,629	2,835	(7)%	4,937	5,361	(8)%
Other revenue	1,830	1,502	22%	3,453	3,011	15%

Net revenues	96,338	89,204	8%	176,182	162,831	8%

Operating costs and expenses:
Direct operating (excluding $7.8 million and $7.6 million of depreciation for the three months ended June 30, 2004 and 2003, respectively, and $15.3 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively)	25,390	24,746	3%	50,020	48,963	2%
Selling, general and administrative	24,488	22,478	9%	46,988	43,231	9%
Amortization of program rights	5,911	5,296	12%	11,635	10,496	11%
Corporate	3,930	4,182	(6)%	8,028	8,102	(1)%
Restructuring charge	—	102	(100)%		102	(100)%
Depreciation and amortization of intangible assets	8,041	7,919	2%	15,817	15,907	(1)%

Total operating costs and expenses	67,760	64,723	5%	132,488	126,801	4%

Operating income	$28,578	$24,481	17%	$43,694	$36,030	21%

Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues increased $7.1 million or 8% and $13.4 million or 8% for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year. The increase in local time sales is the primary factor in the growth of net revenue during 2004 increasing $5.1 million and $10.1 million for the three and six months ended June 30, 2004, respectively. Results in the second quarter of 2003 reflect the slowdown in the advertising market in that period as a result of the outbreak of the war in Iraq. The increase during the second quarter of 2004 is the result of the continued recovery being experienced in the advertising market that began at the end of 2003.

Since 2004 is a presidential election year, a larger percentage of our net revenue for the second quarter and first half of 2004 was derived from political revenue when compared to the same period in 2003. Political time sales increased $3.1 million and $4.6 million for the three and six months ended June 30, 2004, respectively. We expect this trend to continue in the third quarter of 2004.

Net revenue attributable to Banks Broadcasting, which was consolidated in accordance with FIN 46 effective March 31, 2004, was $1.3 million for the three and six months ended June 30, 2004.

Operating Costs and Expenses

Direct operating expenses (excluding depreciation and amortization of intangible assets) consist primarily of news, engineering, programming and music licensing costs and exclude depreciation and amortization expense.

Selling, general and administrative expenses, which consists primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, for the three and six months ended June 30, 2004 increased $2.0 million to $24.5 million and $3.8 million to $47.0 million, respectively, compared to the same periods in the prior year. The increase is primarily due to increased expenses of $743,000 for the three and six months ended June 30, 2004 attributable to the consolidation of Banks Broadcasting. The remaining increase is a combination of an increase in local salespersons commissions corresponding to the increase in local time sales of $235,000 and $574,000 and a combined general cost increase in health insurance, salary and related payroll taxes and retirement fund expense of $733,000 and $1.5 million for the three and six months ended June 30, 2004, respectively.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Program rights are amortized over the estimated broadcast period of the underlying programs. If the projected future net revenues from the broadcast is less than the current carrying value of the program rights we would be required to write-down the program rights to equal the amount of projected future net revenues. Amortization of program rights increased $615,000 or 12% and $1.1 million or 11% for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year. Amortization of $217,000 for the three and six months ended June 30, 2004 is attributable to the consolidation of Banks Broadcasting. The remaining increase is primarily due to additional amortization resulting from writing down $410,000 of certain program rights to equal the amount of projected future net revenue.

Corporate expenses, related to costs associated with the centralized management of our stations, decreased $252,000 or 6% for the three months ended June 30, 2004 compared to the same period in the prior year and remained relatively flat for the six months ended June 30, 2004 compared to the first six months of 2003 . The decrease in 2004 is primarily due to decreased due diligence and legal expenses of $507,000 and $1.2 million for the three and six months ended June 30, 2004, respectively, related to potential acquisitions in 2003. This decrease is offset by an increase in pension expense of $239,000 and $480,000 for the three and six month periods ended June 30, 2004, respectively, due to market conditions affecting our retirement funds, an increase of $189,000 attributable to the consolidation of Banks Broadcasting for both the quarter and year-to-date period ended June 30, 2004 and an increase in bonuses of $232,000 for the six months ended June 30, 2004.

Other (Income) Expense

Interest Expense

The following table summarizes our total interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Components of interest expense
Senior Credit Facility	$2,308	$2,054	$4,665	$3,944
$300,000, 8 3/8% Senior Subordinated Notes	—	5,650	—	12,515
$200,000, 6 1/2% Senior Subordinated Notes	3,416	1,873	6,790	1,873
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,912	980	3,781	980
$166,440, 8% Senior Notes	4,317	4,676	8,456	9,350
$276,000, 10% Senior Discount Notes	—	—	—	4,973
$100,000, 10% Senior Discount Notes	—	—	—	2,119
Other	4	—	4	—

Total interest expense	$11,957	$15,233	$23,696	$35,754

Interest expense decreased $3.3 million or 22% and $12.1 million or 34% for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year. The decrease is due to the early repayment of LIN Television’s 8 3/8% Senior Subordinated Notes and the remaining outstanding $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. This decrease was partially offset by interest obligations resulting from the issuance in May 2003 of the 6 1/2% Senior Subordinated Notes due 2013 and the 2.50% Exchangeable Senior Subordinated Debentures due 2033.

Investment income, consisting of investment income earned on cash balances decreased $285,000 or 77% and $580,000 or 77% for the three and six months ended June 30, 2004 compared to income of $370,000 and $750,000 for the same periods in the prior year. The decrease is a result of the elimination of significant cash balances from the same period in the prior year.

Share of income in equity investments increased $908,000 and $1.4 million for the three and six months ended June 30, 2004 respectively, compared to income of $1.7 million and $1.4 million for the same periods in the prior year. This increase was primarily the result of the operating performance of the stations included in our joint venture with NBC combined with the decrease in the loss attributable to Banks Broadcasting which is a consolidated entity effective March 31, 2004 with the application of FIN 46.

Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures. Gain on derivative instruments was $3.6 million and $4.6 million for the three and six months ended June 30, 2004, respectively, and was due to fluctuations in market interest rates, compared to gains of $4.8 million for both the quarter and year-to-date periods in the prior year.

We recorded a loss of $1.5 million and $4.4 million for the three and six months ended June 30, 2004, respectively, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of $38.6 million of the 8% Senior Notes due 2008. We recorded a loss of $23.6 million and $53.1 million for the three and six months ended June 30, 2003, respectively, in connection with the early extinguishment of debt, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

Provision for Income Taxes

LIN TV Corp’s provision for income taxes for the three-month period ended June 30, 2004 increased to $5.4 million compared to a provision of $2.4 million for the same period in the prior year. The provision for income taxes for the six-month period ended June 30, 2004 increased to $9.2 million compared to a provision of $4.9 million for the same period in the prior year. The provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the Company’s net deferred tax position during the three-month and six-month periods ended June 30, 2004.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete provision in order to more accurately calculate their provision for income taxes.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At June 30, 2004, we had cash of $15.5 million and a $191.9 million committed revolving credit facility of which $30.0 million is outstanding at June 30, 2004, leaving $161.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at June 30, 2004 (in thousands):

	July through
	December 2004	2005-2007	2008-2009	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$3,500	$194,500	$166,440	$325,000	$689,440
Cash interest on debt(2)	18,105	99,983	33,249	117,044	268,381
Program payments(3)	11,765	43,215	4,993	1,278	61,251
Operating leases(4)	460	2,055	704	311	3,530
Local marketing agreement payments(5)	1,012	2,204	—	—	3,216

Total	$34,842	$341,957	$205,386	$443,633	$1,025,818

(1)	We are obligated to repay the revolving portion of our Senior Credit Facility in March 2005 and the remaining balance in December 2007, our 8% Senior Notes in June 2008, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

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

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $25.2 million of program obligations as of June 30, 2004 and have unrecorded commitments of $36.1 million for programming that is not available to air as of June 30, 2004.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into options agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $3.2 million as of June 30, 2004.

Net cash provided by operating activities increased $23.0 million to $34.6 million for the six months ended June 30, 2004 compared to $11.6 million in the same period in the prior year. The increase is the result of an increase in our net income for the six months ended June 30, 2004 compared to the same period in the prior year primarily due to lower interest expense in 2004 combined with better working capital management.

Net cash provided by investing activities was $7.4 million for the six months ended June 30, 2004 compared to of $26.8 million in the same periods in the prior year. This change is primarily the result of the liquidation of our short-term investments during the first quarter of 2003.

Net cash used in financing activities decreased $124.7 million to $36.0 million for the six months ended June 30, 2004 compared to $160.6 million for the same periods in the prior year. This decrease is the result of the retirement of $376.0 million aggregate principle amount of 10% Senior Discount Notes and 10% Senior Discount Add-On Notes in the second quarter of 2003. This debt retirement was funded by proceeds from the $175.0 million term loan entered into during the first quarter of 2003, the $75 million drawdown on our existing revolving credit facility and cash on hand.

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

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	June 30,	December 31,
	2004	2003

Senior Credit Facilities	$198,000	$193,500
$166,440 and $205,000 at June 30, 2004 and December 31, 2003, respectively, 8% Senior Notes due 2008 (net of discount of $3,353 and $4,706 at June 30, 2004 and December 31, 2003, respectively)	163,087	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $16,321 and $18,427 at June 30, 2004 and December 31, 2003, respectively)	108,679	106,573

Total debt	669,766	700,367
Less current portion	37,000	7,000

Total long-term debt	$632,766	$693,367

The following table is a summary of interest expense that is recorded during the period, which is paid in cash during the period or subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Components of interest expense
Senior Credit Facility	$1,913	$1,684	$3,870	$3,221
$300,000, 8 3/8% Senior Subordinated Notes	—	5,164	—	11,445
$200,000, 6 1/2% Senior Subordinated Notes	3,290	1,806	6,540	1,806
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	823	434	1,604	434
$166,440, 8% Senior Notes	3,917	4,200	7,636	8,400
$276,000, 10% Senior Discount Notes	—	—	—	330
$100,000, 10% Senior Discount Notes	—	—	—	194
Other	4	—	4	—

Interest expense before amortization of discount and deferred financing fees	9,947	13,288	19,654	25,830
Amortization of discount and deferred financing fees	2,010	1,945	4,042	9,924

Total interest expense	$11,957	$15,233	$23,696	$35,754

Senior Credit Facility

On February 7, 2003, we obtained a $175.0 million term loan as part of an amendment to our existing credit facility. In connection with this amendment we recorded approximately $1.2 million of deferred financing costs. In March 2003, we used the proceeds from the loan, a drawdown of $75.0 million from our existing revolving credit facility and cash on hand to retire the debt consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008. We incurred a charge of approximately $29.5 million related to the write-off of unamortized financing fees and discounts and associated costs as a result of the early extinguishment of debt.

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

At June 30, 2004, the Company was in compliance with the covenants under our senior credit facilities.

Events of Default

The senior credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA events, judgment defaults, actual or asserted invalidity of any security interest and change of control.

6 1/2% Senior Subordinated Notes

In May 2003, we issued $200.0 million aggregate principal amount at maturity of 6 1/2% Senior Subordinated Notes due in 2013 in a private placement. We filed a registration statement with the Securities and Exchange Commission in January 2004 to register an exchange offer allowing holders of the 6 1/2% Senior Subordinated Notes to exchange their notes for notes with essentially identical terms. The registered exchange offer closed in February of 2004 and all outstanding notes were exchanged at closing. On May 15, 2004, we paid $160,000 in penalty fees in connection with the delay in this registration statement being declared effective. The 6 1/2% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all of our existing and future senior indebtedness, including our senior credit facilities and 8% Senior Notes due in 2008, and rank on parity in right of payment with all of our senior subordinated indebtedness, including our 2.50% Exchangeable Senior Subordinated Debentures due in 2033. The 6 1/2% Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp. and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $5.0 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the 6 1/2% Senior Subordinated Notes accrues at 6 1/2% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem the 6 1/2% Senior Subordinated Notes at any time on or after May 15, 2008 at the redemption prices set forth below, (if redeemed during the 12 month period beginning on May 15 of each of the years set forth below):

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

2.50% Exchangeable Senior Subordinated Debentures

In May 2003, we issued $125.0 million aggregate principal amount at maturity of 2.50% Exchangeable Senior Subordinated Debentures due in 2033 in a private placement. The resale of the debentures and the shares of Class A common stock issuable upon conversion of the debentures were registered with the Securities Exchange Commission pursuant to a registration statement which became effective on January 16, 2004. On May 15, 2004, we paid $96,000 of penalty fees in connection with the delay in this registration statement being declared effective. The debentures are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness including its senior credit facilities and 8% Senior Notes due in 2008, and rank on a parity in right of payment with all of its senior subordinated indebtedness, including the 6 1/2% Senior Subordinated Notes due in 2013. The debentures are guaranteed, jointly and severally, on an unsecured senior subordinated basis by LIN TV Corp., and LIN Television’s direct and indirect, existing and future, domestic restricted subsidiaries. Financing costs of $4.3 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the debentures accrues at 2.50% per annum and is payable semi-annually in arrears commencing on November 15, 2003. We may redeem for cash all or a portion of the debentures at any time on or after May 20, 2008 at a price equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. Holders of the debentures may require us to purchase all or a portion of their debentures on May 15, 2008, 2013, 2018, 2023 or 2028 at 100% of the principal amount, plus accrued and unpaid interest. The debentures are subject to early redemption provisions in the event of a fundamental change in which LIN TV Corp.’s common stock is exchanged for or converted into consideration that is not all or substantially all common stock that is listed on a national securities exchange or quoted on Nasdaq. In addition, the indenture governing the debentures limits, among other things; the incurrence of additional indebtedness and issuance of capital stock; the payment of dividends on, and redemption of capital stock of certain of our subsidiaries; liens; mergers, consolidations and sales of all or substantially all of the assets of certain of our subsidiaries; asset sales; asset swaps; restricted payments and transactions with affiliates.

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

Exchange Rights. A holder may exchange each debenture for a number of shares of LIN TV Corp. class A common stock, equal to the exchange rate under the following conditions:

•	during any fiscal quarter, if the closing sale price of LIN TV Corp. common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the base exchange price (initially 120% of $37.28, or $44.7360);

•	during any period in which the credit rating assigned to the debentures by Standard & Poor’s Rate Services (“S&P”) is below B-, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below B3, or either S&P or Moody’s does not assign a rating to the debentures;

•	during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the closing sale price of LIN TV Corp. common stock and the exchange rate of each such day;

•	if such debentures have been called for redemption; or

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of LIN TV Corp. common stock would be converted into cash, securities or other property.

Exchange Rates. Prior to May 15, 2008, the exchange rate will be determined as follows:

•	if the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	if the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate:

Base Exchange Rate	+	[	(Applicable Stock Price - Base Exchange Price) Applicable Stock Price	]	×	Incremental Share Factor

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

Embedded Derivative Features. The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features $3.6 million and $4.6 million for the three and six months ended June 30, 2004.

8% Senior Notes

LIN Television Corporation has outstanding $166.4 million in aggregate principal amount of 8% Senior Notes due January 15, 2008. Interest on these notes accrues at a rate of 8% and is payable semi-annually on January 15 and July 15 of each year. LIN Television Corporation may redeem some or all of these notes at any time on or after January 15, 2005.

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

During the six months ended June 30, 2004, we drew down funds from our revolving credit facility to repurchase $38.6 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. We incurred a charge of $1.5 million and $4.4 million for the three and six months ended June 30, 2004 related to the write-off of unamortized discounts and associated costs as a result of the early extinguishment of debt.

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

Approximately 22%, 25%, 25%, 22% and 21% of our total revenues for the three and six months ended June 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of June 30, 2004, we had approximately $669.8 million of consolidated indebtedness and approximately $779.6 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

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

We had net income of $14.6 million and $16.0 million for the three and six months ended June 30, 2004, respectively, and net losses of $90.4 million, $47.2 million, and $61.7 million, for years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of amortization and impairment of intangible assets, debt service obligations and extinguishment costs. In addition, as of June 30, 2004, we had an accumulated deficit of $278.8 million. We may not be able to maintain profitability.

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

Approximately $1.7 billion, or 81%, of our total assets as of June 30, 2004 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. If at any point in the future the value of these intangible assets decreased, we may be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. For example, we recorded an impairment of our broadcast licenses at December 31, 2003 of $51.7 million.

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

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. As of June 30, 2004, affiliates of Hicks Muse own 23,510,137 shares of LIN TV Corp. class B common stock, which represents 46.7% of LIN TV Corp’s capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of LIN TV Corp. class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV Corp., under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV Corp. into a majority of its voting power, thereby reducing the voting power of other LIN TV Corp. shareholders.

Hicks Muse and its affiliates have the ability to convert shares of LIN TV Corp.’s nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of

Hicks Muse would own approximately 46.7% of our voting equity interests in LIN TV Corp. and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV Corp. shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks Muse and its affiliates may differ from the interests of LIN TV Corp.’s other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in the best interests of other shareholders.

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

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience, short term loss of market share or slower market growth due to advertiser uncertainty about the switch, costs of gearing up a news operation, if necessary, and the cost of the equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year to year with programs coming to the end of their production cycle and the audience acceptance of new programs in the future and the fact that national network averages are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in the affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the broadcast license has been broadcasting, whether it is a VHF or a UHF license, the quality and location of the license, the audience acceptance of the licensee’s local news programming and community involvement and the quality of the other non-network programming transmitted. In addition, most of the revenue earned by television stations is attributable to locally produced news programming and syndicated product, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

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

We may be required to pay substantial penalties to the holders of our 2.50% Exchangeable Senior Subordinated Debentures in the future if we are unable to maintain an effective registration statement.

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

During each of the three and six month periods ended June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action in Iraq. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States of America engages in other foreign hostilities or there is a terrorist attack against the United States of America, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could negatively affect in the future, our results of operations.

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

Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation became effective in November 2002. The effect of the legislation on the amount and timing of political advertising expenditures will depend in large part on regulations and rulings yet to be promulgated by the Federal Election Commission but it could have the effect of diminishing advertising expenditures on broadcast television stations. We are unable to predict the impact on our business of the new legislation or the timing or outcome of any Federal Election Commission determinations.

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

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. These restrictions include a rule prohibiting one company from owning broadcast television stations with service areas encompassing more than an aggregate 39% share of national television households. The restrictions also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

In 2002, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC’s decisions with respect to three of its ownership rules, including the then-35% household limit on national television ownership, the television duopoly rule and a prohibition on ownership of television broadcast stations and cable systems in the same market to be arbitrary and capricious. The court vacated the cable-television cross-ownership rule and remanded the national cap and television duopoly rule to the Commission for further action. In 2003, the FCC voted substantially to amend many of its ownership rules. The FCC raised the national television ownership limit from 35% to 45%. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations was to be among the top four in audience share in the market. In addition, the newspaper-television cross-ownership prohibition was restricted to smaller markets (those with fewer than four television stations). A new local cross-ownership regulation was adopted which precluded ownership of certain combinations of television and radio stations and newspapers in markets with fewer than nine television stations.

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

The amended rules were appealed to the United States Court of Appeals for the Third Circuit by multiple parties. The Third Circuit stayed the effectiveness of the rules pending resolution of the appeal, a stay which remains in place. On January 23, 2004, the national ownership cap was amended legislatively by Congress fixing the cap at an aggregate reach of 39% of national households. On June 24, 2004, the Third Circuit ruled that the national cap legislation had mooted the appeal of the Commission’s amended rule. The Third Circuit also ruled that the Commission’s decisions amending the television duopoly rule, the newspaper-broadcast cross-ownership rule, the radio-television cross-ownership rule and the local radio station ownership rule were for the most part arbitrary and capricious and remanded the rules to the FCC for further revision. The time periods for motions for reconsideration by the Third Circuit and for appeal to the United States Supreme Court have not yet run. We are unable to predict whether such motions and/or appeals will be filed or the outcome of any such motions and/or appeals.

Nor are we able to predict the timing or outcome of any FCC deliberations upon remand after the judicial appeals have been exhausted. Should the FCC’s amended rules ultimately become effective, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

Should the new television duopoly rule become effective, we may be able to acquire the ownership of one or both of the stations in Austin, Texas, and Providence, Rhode Island, which we currently operate under local marketing agreements and which are subject to purchase option agreements entered into by our subsidiaries. Any such acquisition would be subject to the amended duopoly rule’s restriction on ownership of more than one top-four station in a market. Should we have to seek a waiver of the new rule in either case because the second station is among the top four in audience share, there is no assurance that we will be successful in obtaining it. Should a waiver be required and obtained, or should we succeed in elevating to top-four audience status the second station in any of the other markets in which we currently have two stations, we will be unable to transfer that two-station combination, either through an asset transfer or a transfer of control of us (or the applicable licensee subsidiary), without grant of another waiver or sale to an eligible small business entity. Moreover, should we be unable to obtain a waiver, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond the conclusion of the 2004 rulemaking. In the first six months of 2004 we had net revenues of $10.1 million, or 5.7%, of our total net revenues, attributable to those local marketing agreements.

Changes in technology may impact our long-term success and ability to compete.

The Federal Communications Commission has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. Our conversion to digital television requires additional capital expenditures, which we anticipate will be approximately $6.9 million in 2004, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $198.0 million outstanding as of June 30, 2004 under our senior credit facilities.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of June 30, 2004 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $198.0 million.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities.” We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $3.6 million and $4.6 million for the three and six months ended June 30, 2004.

We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004, our chief executive officer and persons performing the functions of a chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

LIN TV Corp. held its 2004 Annual Meeting of Stockholders on May 11, 2004. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 — The election of two members to the Board of Directors to serve as Class I Directors, each for a term of three years.

Nominees:	For:	Withheld:	Broker Non-Votes:

William S. Banowsky, Jr.	86,175,143	470,747	0
William H. Cunningham	86,175,143	470,747	0

Proposal 2 — The approval of an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to cause the number of directors to be established by the Corporation’s Board of Directors.

For:	Against:	Abstain:	Broker Non-Votes:

85,337,529	1,380,336	75,552	0

Proposal 3 — The ratification of the selection of PricewaterhouseCoopers LLP as LIN TV’s independent accountants for the fiscal year ending December 31, 2003.

For:	Against:	Abstain:	Broker Non-Votes:

86,432,243	287,177	73,997	0

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended.
3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN TV Corp.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN TV Corp.
31.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.
31.6	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Controller of LIN Television Corporation.
31.7	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Treasurer of LIN Television Corporation.
31.8	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Vice President of Finance of LIN Television Corporation.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer and Principal Financial Officers of LIN Television Corporation.

Reports on Form 8-K:

On May 10, 2004, the Company furnished a Current Report on Form 8-K dated May 10, 2004 under Item 12, in connection with the announcement of the Company’s updated financial results for the quarter ended March 31, 2004 to reflect the revision of the cumulative effect of a change in accounting principle.

On April 29, 2004, the Company furnished a Current Report on Form 8-K dated April 29, 2004 under Item 12, in connection with the announcement of the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

By:	/s/ WILLIAM A. CUNNINGHAM

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Dated: May 9, 2004

Item 1.	Financial Statements

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,511	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 — $1,173; 2003 — $1,698)	70,226	72,340
Program rights	9,974	17,661
Other current assets	6,903	3,216

Total current assets	102,614	102,692
Property and equipment, net	196,917	203,049
Deferred financing costs	12,462	14,332
Equity investments	65,837	77,305
Program rights	9,950	11,444
Goodwill	583,091	586,269
Broadcast licenses	1,119,521	1,102,708
Other intangible assets, net	2,657	3,289
Other assets	15,215	14,822

Total Assets	$2,108,264	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,000	$7,000
Accounts payable	5,928	7,169
Accrued income taxes	111	320
Accrued interest expense	8,902	9,846
Accrued sales volume discount	2,782	6,075
Other accrued expenses	17,478	13,423
Program obligations	15,797	23,042

Total current liabilities	87,998	66,875
Long-term debt, excluding current portion	632,766	693,367
Deferred income taxes, net	536,416	527,588
Program obligations	9,379	11,640
Other liabilities	47,438	54,306

Total liabilities	1,313,997	1,353,776

Preferred stock of Banks Broadcasting, Inc. $0.01 par value 173,822 issued and outstanding at June 30, 2004	14,666	—

Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,068,885	1,067,398
Accumulated deficit	(278,825)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	779,601	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,108,264	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share information)
	(unaudited)
Net revenues	$96,338	$89,204	$176,182	$162,831
Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $7.6 million for the three months ended June 30, 2004 and 2003, respectively and $15.3 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively)	25,390	24,746	50,020	48,963
Selling, general and administrative	24,488	22,478	46,988	43,231
Amortization of program rights	5,911	5,296	11,635	10,496
Corporate	3,930	4,182	8,028	8,102
Restructuring charge	—	102	—	102
Depreciation and amortization of intangible assets	8,041	7,919	15,817	15,907

Total operating costs	67,760	64,723	132,488	126,801

Operating income	28,578	24,481	43,694	36,030
Other (income) expense:
Interest expense	11,957	15,233	23,696	35,754
Investment income	(85)	(370)	(170)	(750)
Share of income in equity investments	(2,597)	(1,689)	(2,764)	(1,400)
Minority interest in loss of Banks Broadcasting, Inc.	(245)	—	(245)	—
Gain on derivative instruments	(3,630)	(4,760)	(4,620)	(4,760)
Loss on extinguishment of debt	1,510	23,580	4,447	53,105
Other, net	339	744	220	791

Total other expense, net	7,249	32,738	20,564	82,740
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	21,329	(8,257)	23,130	(46,710)
Provision for income taxes	5,403	2,440	9,200	4,862

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	15,926	(10,697)	13,930	(51,572)
Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $104 and $206 for the three months ended June 30, 2004 and 2003, respectively, and $311 and $412 for the six months ended June 30, 2004 and 2003, respectively	25	(104)	(44)	(112)
Loss from sale of discontinued operations, net of tax benefit of $1,094 for the three and six months ended June 30, 2004 and $0 for the three and six months ended June 30, 2003	1,284	652	1,284	652
Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	(3,290)	—

Net income (loss)	$14,617	$(11,245)	$15,980	$(52,112)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
	(Unaudited)
Net cash provided by operating activities	$34,552	$11,601
INVESTING ACTIVITIES:
Capital expenditures	(10,012)	(10,187)
Proceeds from disposals of property and equipment	30	31
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000
Investment in equity investments	(650)	—
Capital distributions from equity investments	3,260	3,260
Acquisition of broadcast licenses	(9,152)	—
Other, investments and deposits	(28)	—
Proceeds from liquidation of short-term investments	—	23,691

Net cash provided by investing activities	7,448	26,795

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,256	1,223
Proceeds from long-term debt	—	325,000
Proceeds from Senior Credit Facilities	—	175,000
Financing costs associated with proceeds from previously issued long-term debt	(144)	(9,798)
Net proceeds from revolver debt	8,000	50,000
Principal payments on long-term debt	(42,060)	(676,000)
Cash expenses associated with early extinguishment of debt	(3,016)	(26,056)

Net cash used in financing activities	(35,964)	(160,631)

Net increase (decrease) in cash and cash equivalents	6,036	(122,235)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$15,511	$21,625

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

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $166.4 million, 8% Senior Notes due 2008. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$14,617	$(11,245)	$15,980	$(52,112)
Add: Stock-based employee compensation expense, as reported, net of related tax effect	23	—	23	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(739)	(710)	(1,500)	(1,446)

Pro forma net income (loss)	$13,901	$(11,955)	$14,503	$(53,558)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Volatility	24%	30%	24%	30%
Risk-free interest rates	2.0 - 3.2%	1.5 - 3.3%	2.0 - 4.4%	1.5 - 3.3%
Weighted average expected life	3 - 6 years	2 - 6 years	3 - 10 years	2 - 6 years
Dividend yields	0%	0%	0%	0%

Note 2 — Disposition of Station:

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million to Pilot TV Acquisition Corporation.

The operating results of this station for the three and six month periods ended June 30, 2004 and 2003, respectively, have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the second quarter of 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a loss on the sale of KRBC-TV and KACB-TV of $652,000 recorded during the second quarter of 2003.

Note 3 — Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2004	2003

Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,621	55,758
WAND (TV) Partnership	10,216	10,250

	$65,837	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46. As the primary beneficiary of Banks Broadcasting, the Company has consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by EITF 02-5, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at June 30, 2004.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation:

March 31,
2004

Assets
Cash	$97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total Assets	$36,747
Liabilities and Equity
Accounts payable	$396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total Liabilities and Equity	41,687

$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Banks Broadcasting has authorized 390,625 shares of preferred stock and has issued 347,645 shares of Series A Preferred Stock with a par value of $0.01 per share.

Key rights associated with the preferred stock include: (i) holders of the preferred stock receive an 8% dividend, if declared; (ii) holders of the preferred stock have the right to convert to common stock in the event of a Triggering Event (discussed below); (iii) holders of the preferred stock have no votes; (iv) while no holder of the preferred stock controls the board of directors, there are certain rights to force the sale of Banks Broadcasting and holders of the preferred stock would share pro rata in the sale proceeds.

Upon liquidation, winding up, or dissolution, holders of the preferred stock will receive the greater of $100 per share, plus all accrued but unpaid dividends, or the amount such holder would receive upon liquidation and assuming conversion to common stock.

Triggering Events for conversion include: (1) the sale of all or substantially all of the assets of Banks Broadcasting, (2) the closing of an underwritten public offering resulting in (i) net cash proceeds to Banks Broadcasting of not less than $50.0 million and (ii) a pre-money valuation of Banks Broadcasting of not less than two and one-half times the aggregate purchase price for all shares of the Preferred Stock; or (3) any merger or consolidation or other reorganization of Banks Broadcasting with or into another corporation in which Banks Broadcasting is not the surviving entity.

No dividends had been declared on the Series A Preferred Stock as of June 30, 2004.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $1.6 million and $3.3 million from the joint venture in the three and six months ended June 30, 2004, respectively and $1.6 million and $3.3 million in the three and six months ended June 30, 2003, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net revenues	$47,234	$43,576	$82,443	$76,497
Operating income	29,225	26,028	47,558	42,692
Net income	12,832	9,675	15,325	10,662

	June 30,	December 31,
	2004	2003

Current assets	$21,950	$9,949
Non-current assets	240,740	237,469
Current liabilities	16,672	725
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $71,000 as of June 30, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net revenues	$1,664	$1,705	$3,297	$3,194
Operating (loss) income	(54)	56	(104)	(70)
Net (loss) income	(54)	47	(103)	(79)

	June 30,	December 31,
	2004	2003

Current assets	$2,467	$2,013
Non-current assets	24,674	25,168
Current liabilities	470	405

Note 4 — Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30,	December 31,
	2004	2003

Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	283	377
Income leases	393	393
Other intangible assets	2,021	2,022
Accumulated amortization	(2,428)	(1,891)

	2,657	3,289

Unamortized Intangible Assets:
Broadcast licenses	$1,119,521	$1,102,708
Goodwill	583,091	586,269

	1,702,612	1,688,977

Total intangible assets	$1,705,269	$1,692,266

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network. The total purchase price of $4.5 million was funded by borrowings from our revolving credit facility. A deposit on the purchase of WIRS-TV of $226,000 was paid in the third quarter of 2003.

On May 6, 2004, the Company purchased the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico from Laura Nicolau. The total purchase price of $4.9 million was funded by borrowings from our revolving credit facility.

The application of FIN 46 increased broadcast licenses by $29.2 million for the consolidation of the Banks Broadcasting licenses which occurred March 31, 2004. (see Note 4).

The sale of the broadcast license of WEYI-TV on May 14, 2004 decreased broadcast licenses by $18.8 million (see Note 2).

During the second quarter of 2004, the Company recorded tax adjustments related to the Company’s valuation allowance on deferred tax assets that decreased broadcast licenses by $3.1 million and decreased goodwill by $3.2 million.

Amortization expense was $278,000 and $555,000 for the three and six months ended June 30, 2004, respectively, and $276,000 and $551,000 for the same periods in the prior year. This includes approximately $233,000 and $467,000 of amortization expense recorded on the local marketing agreement (“LMA”) purchase option for the three and six months ended June 30, 2004, respectively, and $228,000 and $456,000 for the three and six months ended June 30, 2003, respectively. The Company expects that its remaining LMA purchase option will be fully amortized in 2007. Also included in the amortization expense is $45,000 and $89,000 of amortization expense on network affiliation agreements and income leases for the three and six months ended June 30, 2004, respectively, and $48,000 and $95,000 for the three and six months ended June 30, 2003, respectively. The network affiliation agreements will be fully amortized by their expiration dates, which range from August 29, 2004 to June 30, 2006, and the income leases will be fully amortized by November 2006.

Note 5 — Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Senior Credit Facilities	$198,000	$193,500
$166,440 and $205,000 at June 30, 2004 and December 31, 2003, respectively, 8% Senior Notes due 2008 (net of discount of $3,353 and $4,706 at June 30, 2004 and December 31, 2003, respectively)	163,087	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $16,321 and $18,427 at June 30, 2004 and December 31, 2003, respectively)	108,679	106,573

Total debt	669,766	700,367
Less current portion	37,000	7,000

Total long-term debt	$632,766	$693,367

During the six months ended June 30, 2004, the Company drew down funds from its revolving credit facility to repurchase $38.6 million of 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred charges of $1.5 million and $4.4 million during the three and six month ended June 30, 2004, respectively, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes $7.0 million of annual amortization of a term loan under our Senior Credit Facility and $30.0 million borrowed under the revolving credit facility, which terminates March 31, 2005.

Note 6 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $11,000 for the three and six months ended June 30, 2004, and $23,000 and $38,000 for the same periods in the prior year.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $4,000 and $9,000 for the three and six months ended June 30, 2004, respectively, for various reimbursable expenses, and $6,000 and $21,000 for the same periods in the prior year.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46 as of March 31, 2004, the Company received approximately $50,000 for the three months ended March 31, 2004 and $50,000 and $100,000 for the three and the six months ended June 30, 2003, respectively under the management services agreement.

Other Investments. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $133,000 and $271,000 for the three and the six months ended June 30, 2004, respectively, and $121,000 and $244,000 for the same periods in the prior year.

The Company also incurred fees for Spanish-to-English translation services provided by a company in which the Company has an investment. Fees for these translation services were approximately $46,000 for the three and six months ended June 30, 2004.

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

The components of the net periodic benefit cost recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$500	$457	$1,000	$914
Interest cost	1,401	1,311	2,802	2,622
Expected return on plan assets	(1,450)	(1,408)	(2,900)	(2,816)
Amortization of prior service cost	39	41	78	82
Amortization of net loss	80	63	160	126

Net periodic benefit cost	$570	$464	$1,140	$928

As of June 30, 2004, the Company has contributed $600,000 to the plan, and expects to contribute a total of $1.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. The Company funded approximately $407,000 of SERP payments during the second quarter of 2004 and does not anticipate any additional material SERP payments for the remainder of 2004.

Note 9 — Income Taxes:

Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the deferred tax asset position during the year. This expense has no impact on the Company’s cash flows.