Form 10-Q
period 2004-09-30
LIN TV CORP; LIN TELEVISION CORP
filed 2004-11-04
CIK 1166789, 931058

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at November 1, 2004: 26,896,888 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at November 1, 2004: 23,508,119 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at November 1, 2004: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at November 1, 2004: 1,000 shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

LIN TV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,677	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,146; 2003 - $1,698)	67,024	72,340
Program rights	20,154	17,661
Other current assets	6,634	3,216

Total current assets	103,489	102,692
Property and equipment, net	195,972	203,049
Deferred financing costs	11,762	14,332
Equity investments	65,844	77,305
Program rights	13,814	11,444
Goodwill	583,097	586,269
Broadcast licenses and other intangible assets, net	1,118,103	1,105,997
Other assets	15,587	14,822

Total assets	$2,107,668	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,000	$7,000
Accounts payable	6,282	7,169
Accrued interest expense	9,090	9,846
Accrued sales volume discount	4,309	6,075
Other accrued expenses	18,276	13,743
Program obligations	26,170	23,042

Total current liabilities	75,127	66,875
Long-term debt, excluding current portion	632,303	693,367
Deferred income taxes, net	538,500	527,588
Program obligations	13,128	11,640
Other liabilities	39,328	54,306

Total liabilities	1,298,386	1,353,776

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at September 30, 2004	14,440	—

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,891,303 shares at September 30, 2004 and 26,652,060 shares at December 31, 2003, issued and outstanding	269	266
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,508,119 shares at September 30, 2004 and 23,510,137 shares at December 31, 2003, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2004 and December 31, 2003, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,068,806	1,066,897
Accumulated deficit	(264,009)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	794,842	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,107,668	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share information)
	(Unaudited)
Net revenues	$91,005	$84,278	$267,187	$247,109
Operating costs and expenses:
Direct operating (excluding depreciation of $7.5 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively, and $22.7 million and $22.5 million for the nine months ended September 30, 2004 and 2003, respectively)	25,638	24,970	75,658	73,933
Selling, general and administrative	22,737	21,751	69,725	64,982
Amortization of program rights	6,481	5,706	18,116	16,202
Corporate	5,542	3,695	13,570	11,899
Depreciation and amortization of intangible assets	7,728	7,385	23,545	23,292

Total operating costs and expenses	68,126	63,507	200,614	190,308

Operating income	22,879	20,771	66,573	56,801
Other (income) expense:
Interest expense, net	10,888	12,254	34,414	47,258
Share of income in equity investments	(2,250)	(736)	(5,014)	(2,136)
Minority interest in loss of Banks Broadcasting, Inc.	(226)	—	(472)	—
Gain on derivative instruments	(9,026)	(2,490)	(13,646)	(7,250)
Loss on early extinguishment of debt	—	—	4,447	53,105
Other, net	917	(80)	1,138	711

Total other expense, net	303	8,948	20,867	91,688
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	22,576	11,823	45,706	(34,887)
Provision for income taxes	7,760	6,509	16,960	11,371

Income (loss) from continuing operations before cumulative effect of change in accounting principle	14,816	5,314	28,746	(46,258)
Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $206 and $618 for the three and nine months ended September 30, 2003, respectively, and $311 for the nine months ended September 30, 2004	—	290	(44)	178
(Gain) loss from sale of discontinued operations, net of tax provision of $109 for the three and nine months ended September 30, 2003 and a tax benefit of $1,094 for the nine months ended September 30, 2004	—	(864)	1,284	(212)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	—	(3,290)	—

Net income (loss)	$14,816	$5,888	$30,796	$(46,224)

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.29	$0.11	$0.57	$(0.93)
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Gain (loss) from sale of discontinued operations, net of tax	—	0.02	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—
Net income (loss)	0.29	0.12	0.61	(0.93)
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	50,350	50,021	50,272	49,955
Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.29	$0.11	$0.56	$(0.93)
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Gain (loss) from sale of discontinued operations, net of tax	—	0.02	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.06	—
Net income (loss)	0.29	0.12	0.60	(0.93)
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	50,961	50,557	51,005	49,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)

	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$30,796	$(46,224)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	23,545	23,292
Amortization of financing costs and note discounts	6,036	12,494
Amortization of program rights	18,116	16,202
Program payments	(18,336)	(16,948)
Loss on extinguishment of debt	4,447	53,105
Cumulative effect of change in accounting principle, net of tax impact	(3,290)	—
Gain on derivative instruments	(13,646)	(7,250)
Loss (gain) on sale of stations, net of tax impact	1,284	(212)
Share of income in equity investments	(5,014)	(2,136)
Deferred income taxes, net	13,000	9,828
Other, net	(48)	858
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	5,092	8,714
Program rights, net of program obligations	233	3,491
Other assets	(4,146)	(6,429)
Accounts payable	(1,122)	(7,267)
Accrued interest expense	(756)	(6,004)
Accrued sales volume discount	(1,766)	(1,404)
Other accrued expenses	6,957	(2,786)

Net cash provided by operating activities	61,382	31,324
INVESTING ACTIVITIES:
Capital expenditures	(17,500)	(15,006)
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000
Investment in equity investments	(650)	—
Capital distributions from equity investments	5,503	4,891
Acquisition of broadcast licenses	(9,152)	—
Other, net	29	(30)
Proceeds from liquidation of short-term investments	—	23,691

Net cash provided by investing activities	2,230	23,546

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,563	1,803
Proceeds from long-term debt	—	325,000
Proceeds from Senior Credit Facilities	—	175,000
Long-term debt financing costs	(147)	(10,049)
Net (repayments) proceeds from revolver debt	(18,000)	27,000
Principal payments on long-term debt	(43,810)	(677,750)
Cash expenses associated with early extinguishment of debt	(3,016)	(26,056)

Net cash used in financing activities	(63,410)	(185,052)

Net increase (decrease) in cash and cash equivalents	202	(130,182)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$9,677	$13,678

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

LIN TV Corp. guarantees all debt of LIN Television except for its $166.4 million, 8% Senior Notes due 2008. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2003 in its annual report on Form 10-K/A, which includes all such information and disclosures.

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

Note 2 —	Stock-Based Compensation:

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

	Three Months Ended		Nine Months Ended
	September, 30		September, 30

	2004	2003	2004	2003

Net income (loss), as reported	$14,816	$5,888	$30,796	$(46,224)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	117	—	156	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,016)	(764)	(2,516)	(2,210)

Pro forma net income (loss)	$13,917	$5,124	$28,436	$(48,434)

Basic net income (loss) per common share, as reported	$0.29	$0.12	$0.61	$(0.93)
Basic net income (loss) per common share, pro forma	$0.28	$0.10	$0.57	$(0.97)
Diluted net income (loss) per common share, as reported	$0.29	$0.12	$0.60	$(0.93)
Diluted net income (loss) per common share, pro forma	$0.27	$0.10	$0.56	$(0.97)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Volatility	24%	30%	24%	30%
Risk-free interest rates	2.0 - 3.2%	1.5 - 3.0%	2.0 - 4.4%	1.5 - 3.0%
Weighted average expected life	4.5 years	3.5 years	5 years	3.5 years
Dividend yields	0%	0%	0%	0%

Note 3 — Disposition of Station:

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

The operating results of this station for the three and nine month periods ended September 30, 2004 and 2003, respectively, have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the nine month period ended September 30, 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a gain on the sale of KRBC-TV and KACB-TV of $212,000 recorded during the nine month period ended September 30, 2003.

The following table summarizes the net revenues and pre-tax income (loss) for WEYI-TV that had been included in historical results (in thousands):

	Three Months Ended		Nine Months Ended
	September, 30		September, 30

	2004	2003	2004	2003

Net revenues	$—	$1,490	$3,258	$4,991
Pre-tax (loss) income	—	(84)	355	440

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2004	2003

Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,710	55,758
WAND (TV) Partnership	10,134	10,250

	$65,844	$77,305

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

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at September 30, 2004.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets
Cash	$97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total assets	$36,747

Liabilities and Equity
Accounts payable	$396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total liabilities and equity	41,687

Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $2.2 million and $5.5 million from the joint venture in the three and nine months ended September 30, 2004, respectively, and $1.6 million and $4.9 million in the three and nine months ended September 30, 2003, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues	$46,659	$39,679	$129,102	$116,176
Operating income	27,795	23,233	75,353	65,925
Net income	11,436	5,630	26,761	16,292

	September 30,	December 31,
	2004	2003

Current assets	$24,392	$9,949
Non-current assets	238,734	237,469
Current liabilities	17	725
Non-current liabilities	815,500	815,500

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues	$1,440	$1,485	$4,737	$4,679
Operating loss	(165)	(174)	(269)	(244)
Net loss	(243)	(239)	(346)	(318)

	September 30,	December 31,
	2004	2003

Current assets	$2,659	$2,013
Non-current assets	24,492	25,168
Current liabilities	678	405
Non-current liabilities	44	—

Note 5 —	Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2004	2003

Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	173	377
Income leases	393	393
Other intangible assets	2,020	2,025
Accumulated amortization	(2,586)	(1,891)

	2,388	3,292
Unamortized Intangible Assets:
Broadcast licenses	1,115,715	1,102,705

Total broadcast licenses and other intangible assets, net	$1,118,103	$1,105,997
Goodwill	583,097	586,269

Total intangible assets	$1,701,200	$1,692,266

The decrease of $204,000 in network affiliations is due to the network affiliation switch of the Company’s television station in Dayton, Ohio. The increase in broadcast licenses is due to the acquisition of the broadcast license of WIRS-TV on January 14, 2004 for $4.5 million, the acquisition of the broadcast license of WTIN-TV on May 6, 2004 for $4.9 million and the consolidation of Banks Broadcasting under FIN 46 as of March 31, 2004 for $29.2 million offset by the sale of WEYI-TV, completed on May 14, 2004, for $18.8 million and the tax adjustment related to the Company’s valuation allowance on deferred tax assets for $6.8 million. The decrease in goodwill is due to the tax adjustment related to the Company’s valuation allowance on deferred tax assets for $3.2 million.

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Nine Months
	Ended		Ended		Estimated Amortization Expense
	September 30,		September 30,		For the Year Ended December 31,

	2004	2003	2004	2003	2004	2005	2006	2007	2008

Amortization expense	$270	$278	$825	$824	$1,041	$1,041	$1,006	$—	$—

Note 6 —	Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Senior Credit Facilities	$170,250	$193,500
$166,440 and $205,000 at September 30, 2004 and December 31, 2003, respectively, 8% Senior Notes due 2008 (net of discount of $3,118 and $4,706 at September 30, 2004 and December 31, 2003, respectively)	163,322	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $15,269 and $18,427 at September 30, 2004 and December 31, 2003, respectively)	109,731	106,573

Total debt	643,303	700,367
Less current portion	11,000	7,000

Total long-term debt	$632,303	$693,367

During the nine months ended September 30, 2004, the Company drew down funds from its revolving credit facility to repurchase $38.6 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred charges of $4.4 million during the nine months ended September 30, 2004 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes $7.0 million of annual amortization of a term loan under our Senior Credit Facility and $4.0 million borrowed under the revolving credit facility, which terminates March 31, 2005.

Note 7 —	Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $4,000 and $14,000 for the three and nine months ended September 30, 2004, respectively and $17,000 and $55,000 for the same periods in the prior year.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $16,000 and $25,000 for the three and nine months ended September 30, 2004,

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for various reimbursable expenses, and $24,000 and $45,000 for the same periods in the prior year.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46 as of March 31, 2004, the Company received approximately $50,000 for the three months ended March 31, 2004 and $50,000 and $150,000 for the three and nine months ended September 30, 2003, respectively, under the management services agreement.

Other Investments. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $156,000 and $427,000 for the three and the nine months ended September 30, 2004, respectively, and $121,000 and $365,000 for the same periods in the prior year.

Note 8 —	Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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

Note 9 —	Retirement Plans:

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

LIN TV CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$494	$457	$1,494	$1,371
Interest cost	1,352	1,311	4,154	3,933
Expected return on plan assets	(1,364)	(1,408)	(4,264)	(4,224)
Amortization of prior service cost	47	41	125	123
Amortization of net loss	103	63	263	189

Net periodic benefit cost	$632	$464	$1,772	$1,392

As of September 30, 2004, the Company has contributed $900,000 to the plan, and expects to contribute a total of $4.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. The Company has funded approximately $416,000 of SERP payments during the nine months ended September 30, 2004.

Note 10 —	Earnings Per Share:

Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income (loss) per common share for the nine months ended September 30, 2003 since potential common shares from the exercises of stock options and phantom units are anti-dilutive to loss from continuing operations for and are, therefore, excluded from the calculation. Dilutive common stock equivalents relating to options and phantom units of 3,785,000 shares and 929,000 shares for the three month periods ended September 30, 2004 and 2003, respectively, and 2,880,000 shares for the nine months ended September 30, 2004 were excluded from the diluted income (loss) per share calculation because the effect of their inclusion would have been anti-dilutive. Options to purchase 3,600,000 shares of common stock and phantom units exercisable into 572,000 shares of common stock were not included in the calculation of diluted income (loss) per share for the nine months ending September 30, 2003 because the effect of their inclusion would have been anti-dilutive.

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

Note 12 —	Recent Accounting Pronouncements

EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” which is effective for the Company as of December 31, 2004, requires that the potential shares associated with the contingent conversion feature of the Company’s 2.50% Exchangeable Senior Subordinated Debentures due 2003 be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. The Company does not believe that EITF 04-8 will have a significant impact on the Company’s results of operations.

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Executive Summary

We are an owner and operator of 23 television stations in 14 mid-sized markets in the United States. Our operating revenues are primarily derived from local and national advertising sales.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

In addition, advertising revenues are seasonal and are generally lower in the first quarter of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. Advertising revenues also are generally higher during election years due to spending by political candidates.

Political revenue is also a factor when comparing our results year over year. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenues during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. We experienced a $5.1 million and $9.3 million increase in political revenue during the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. We expect an additional increase in political revenue in the fourth quarter of 2004 followed by a substantial decrease in 2005.

Our automotive-related advertising revenue increased $1.2 million and $11.0 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. We are dependent to a significant degree on automotive-related advertising. Approximately 25% and 23% of our total net revenues for the nine months ended September 30, 2004 and 2003, respectively, consisted of automotive advertising. A significant change in these advertising revenues in the future could materially affect our results of operations.

Dispositions and Acquisition of Broadcast Licenses

•	On May 14, 2004, we completed the sale of the broadcast license and certain assets of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The loss on sale and operating results of this station are excluded from continuing operations and included in discontinued operations for all periods presented.

•	On May 6, 2004, we acquired the broadcast license and certain assets of WTIN-TV in Ponce, Puerto Rico for a total purchase price of $4.9 million.

•	On January 14, 2004, we acquired the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico for a total purchase price of $4.5 million.

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

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

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

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Results of Operations

Set forth below are significant factors that contributed to our operating results for the three and nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2004	2003	Change	2004	2003	Change

National time sales, net	$26,292	$26,739	(2)%	$78,971	$78,132	1%
Local time sales, net	51,107	48,522	5%	155,917	145,123	7%
Political time sales, net	6,316	1,230	413%	11,488	2,217	418%
Other revenue	7,290	7,787	(6)%	20,811	21,637	(4)%

Net revenue	91,005	84,278	8%	267,187	247,109	8%
Operating costs and expenses:
Direct operating (excluding $7.5 million and $7.1 million of depreciation for the three months ended September 30, 2004 and 2003, respectively, and $22.7 million and $22.5 million for the nine months ended September 30, 2004 and 2003, respectively)	25,638	24,970	3%	75,658	73,933	2%
Selling, general and administrative	22,737	21,751	5%	69,725	64,982	7%
Amortization of program rights	6,481	5,706	14%	18,116	16,202	12%
Corporate	5,542	3,695	50%	13,570	11,899	14%
Depreciation and amortization of intangible assets	7,728	7,385	5%	23,545	23,292	1%

Total operating costs and expenses	68,126	63,507	7%	200,614	190,308	5%

Operating income	$22,879	$20,771	10%	$66,573	$56,801	17%

Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues increased $6.7 million or 8% and $20.1 million or 8% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. The increase is primarily driven by increased political and local revenues. Political time sales increased $5.1 million and $9.3 million for the three and nine months ended September 30, 2004, respectively. We expect this trend to continue into the beginning of the fourth quarter of 2004, but expect political revenue to decrease substantially in 2005.

Automotive-related advertising which makes up approximately 25% of our net revenue increased $1.2 million or 5% for the third quarter of 2004 and $11.0 million or 16% for the nine months ended September 2004 compared to the comparable periods in the prior year. Net revenue attributable to Banks Broadcasting, which was consolidated in accordance with FIN 46 effective March 31, 2004, was $1.2 million and $2.5 million for the three and nine months ended September 30, 2004, respectively.

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Operating Costs and Expenses

Direct operating expenses (excluding depreciation and amortization of intangible assets) consist primarily of news, engineering, programming and music licensing costs and exclude depreciation and amortization expense.

Selling, general and administrative expenses consist primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses and research services. For the three and nine months ended September 30, 2004, selling, general and administrative expenses increased $1.0 million to $22.7 million and $4.7 million to $69.7 million, respectively, compared to the same periods in the prior year. The increase is primarily due to increased expenses of $0.7 million and $1.4 million for the three and nine months ended September 30, 2004, respectively, attributable to the consolidation of Banks Broadcasting. The remaining increase is a combination of an increase in sales commissions of $0.3 million and $1.6 million for the three and nine months ended September 30, 2004, respectively, corresponding to the increase in time sales and other increases in employee compensation expense.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.8 million or 14% and $1.9 million or 12% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. The increase is primarily due to amortization resulting from reducing the carrying value of certain syndicated programming to equal the amount of projected future net revenue.

Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $1.8 million for both the three and nine months ended September 30, 2004 compared to the same periods in the prior year. The increase in 2004 is primarily due to an increase in executive compensation, including severance costs of $0.9 million related to the departure of a company executive. Corporate expenses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2004, respectively, are attributable to the consolidation of Banks Broadcasting.

Other (Income) Expense

Interest expense

The following table summarizes our total interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Components of interest expense
Senior Credit Facility	$2,465	$2,514	$7,130	$6,458
$300,000, 8 3/8% Senior Subordinated Notes	—	—	—	12,515
$200,000, 6 1/2% Senior Subordinated Notes	3,376	3,370	10,166	5,243
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,870	1,869	5,651	2,849
$166,440, 8% Senior Notes	3,295	4,675	11,751	14,025
$276,000, 10% Senior Discount Notes	—	—	—	4,973
$100,000, 10% Senior Discount Notes	—	—	—	2,119
Interest income	(118)	(174)	(284)	(924)

Total interest expense, net	$10,888	$12,254	$34,414	$47,258

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Interest expense, net decreased $1.4 million or 11% and $12.8 million or 27% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year due to lower outstanding borrowings and a lower average interest rate.

Share of income in equity investments increased to $2.3 million and $5.0 million for the three and nine months ended September 30, 2004, respectively, compared to income of $0.7 million and $2.1 million for the same periods in the prior year. This increase was primarily the result of the operating performance of the stations included in our joint venture with NBC offset in part by the loss attributable to Banks Broadcasting which became a consolidated entity effective March 31, 2004 with the application of FIN 46.

Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures. Gain on derivative instruments was $9.0 million and $13.6 million for the three and nine months ended September 30, 2004, respectively, and was due to fluctuations in market interest rates, compared to gains of $2.5 million and $7.3 million in the quarter and year-to-date periods in the prior year, respectively.

We recorded a loss of $4.4 million for the nine months ended September 30, 2004 related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of $38.6 million of 8% Senior Notes due 2008. We recorded a loss of $53.1 million for the nine months ended September 30, 2003 in connection with the early extinguishment of debt, consisting of $276.0 million aggregate principal amount of 10% Senior Discount Notes due 2008 and $100.0 million aggregate principal amount of 10% Senior Discount Add-On Notes due 2008.

Provision for Income Taxes

LIN TV Corp’s provision for income taxes for the three months ended September 30, 2004 increased to approximately $7.8 million compared to a provision of $6.5 million for the same period in the prior year. The provision for income taxes for the nine months ended September 30, 2004 increased to approximately $17.0 million compared to a provision of $11.4 million for the same period last year. The change for the three and nine months ended September 30, 2004 is primarily due to recording increased net income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. uses a discrete provision in order to more accurately calculate their provision for income taxes.

As of September 30, 2004, we have recorded a valuation allowance on our net deferred tax assets of $77.0 million. This valuation allowance may reverse at some time in the future if management concludes that it is more likely than not that the deferred tax assets will be realized. We continue to monitor the need for a valuation allowance on a quarterly basis. Any reversal will result in an increase in our net income, but not to the full extent of the reversal, in the quarter in which the reversal of the tax asset valuation allowance is made.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our senior credit facilities. At September 30, 2004, we had cash of $9.7 million and a $191.9 million committed revolving credit facility of which $4.0 million is outstanding

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

at September 30, 2004, leaving $187.9 million committed, but undrawn. We have the ability to increase the revolving credit commitments up to $235.0 million. Our revolving credit facility is scheduled to terminate on March 31, 2005. We anticipate renewing this facility or replacing it with a similar revolving credit facility prior to this date.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at September 30, 2004 (in thousands):

	October through
	December 2004	2005-2007	2008-2009	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$1,750	$168,500	$166,440	$325,000	$661,690
Cash interest on debt(2)	8,963	99,983	33,249	117,044	259,239
Program payments(3)	6,592	48,810	6,848	1,310	63,560
Operating leases(4)	292	2,579	704	3,709	7,284
Local marketing agreement payments(5)	912	2,203	—	—	3,115

Total	$18,509	$322,075	$207,241	$447,063	$994,888

(1)	We are obligated to repay the revolving portion of our Senior Credit Facility in March 2005 and the remaining balance in December 2007, our 8% Senior Notes in June 2008, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our Senior Credit Facility through 2007, on our 8% Senior Notes through 2008, on our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $39.3 million of program obligations as of September 30, 2004 and have unrecorded commitments of $24.3 million for programming that is not available to air as of September 30, 2004.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with these agreements, we are committed to pay minimum future periodic fees totaling $3.1 million as of September 30, 2004.

Net cash provided by operating activities increased $30.1 million to $61.4 million for the nine months ended September 30, 2004 compared to $31.3 million in the same period in the prior year. The increase is the result of an increase in our operating income for the nine months ended September 30, 2004 compared

LIN TV CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

to the same period in the prior year primarily due to lower interest expense in 2004 combined with improved working capital.

Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2004 compared to $23.5 million in the same period in the prior year. This change is primarily the result of the liquidation of our short-term investments during the first quarter of 2003.

Net cash used in financing activities decreased $121.7 million to $63.4 million for the nine months ended September 30, 2004 compared to $185.1 million for the same period in the prior year. This decrease is the result of the retirement of $376.0 million aggregate principle amount of 10% Senior Discount Notes and 10% Senior Discount Add-On Notes in the second quarter of 2003. This debt retirement was funded by proceeds from the $175.0 million term loan entered into during the first quarter of 2003, a $75.0 million drawdown on our existing revolving credit facility and cash on hand.

Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisition, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities and anticipated refinancings, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.

Recent Accounting Pronouncements

Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” which is effective for us as of December 31, 2004, requires that the potential shares associated with the contingent conversion feature of our 2.50% Exchangeable Senior Subordinated Debentures be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. We do not believe that EITF 04-8 will have a significant impact on our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $170.3 million outstanding as of September 30, 2004 under our senior credit facilities.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of September 30, 2004 would result in an estimated $1.7 million increase in annualized interest expense assuming a constant balance outstanding of $170.3 million.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities.” We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $9.0 million and $13.6 million for the three and nine months ended September 30, 2004, respectively.

We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of September 30, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in Internal Controls over Financial Reporting. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 6.	Exhibits

Exhibits:

10.1	Separation Agreement and General Release entered into by and between LIN Television Corporation and Deborah Jacobson, dated July 20, 2004.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN Television Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

By:	/s/ VINCENT L. SADUSKY

Vincent L. Sadusky
Chief Financial Officer and Treasurer

By:	/s/ WILLIAM A. CUNNINGHAM

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Dated: November 4, 2004

Item 1.	Financial Statements

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,677	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,146; 2003 - $1,698)	67,024	72,340
Program rights	20,154	17,661
Other current assets	6,634	3,216

Total current assets	103,489	102,692
Property and equipment, net	195,972	203,049
Deferred financing costs	11,762	14,332
Equity investments	65,844	77,305
Program rights	13,814	11,444
Goodwill	583,097	586,269
Broadcast licenses and other intangible assets, net	1,118,103	1,105,997
Other assets	15,587	14,822

Total assets	$2,107,668	$2,115,910

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,000	$7,000
Accounts payable	6,282	7,169
Accrued interest expense	9,090	9,846
Accrued sales volume discount	4,309	6,075
Other accrued expenses	18,276	13,743
Program obligations	26,170	23,042

Total current liabilities	75,127	66,875
Long-term debt, excluding current portion	632,303	693,367
Deferred income taxes, net	538,500	527,588
Program obligations	13,128	11,640
Other liabilities	39,328	54,306

Total liabilities	1,298,386	1,353,776

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at September 30, 2004	14,440	—

Stockholders’ equity:
Common stock, $0.01 par value, 1000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,069,310	1,067,398
Accumulated deficit	(264,009)	(294,805)
Accumulated other comprehensive loss	(10,459)	(10,459)

Total stockholders’ equity	794,842	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,107,668	$2,115,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share information)

	(Unaudited)
Net revenues	$91,005	$84,278	$267,187	$247,109
Operating costs and expenses:
Direct operating (excluding depreciation of $7.5 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively, and $22.7 million and $22.5 million for the nine months ended September 30, 2004 and 2003, respectively)	25,638	24,970	75,658	73,933
Selling, general and administrative	22,737	21,751	69,725	64,982
Amortization of program rights	6,481	5,706	18,116	16,202
Corporate	5,542	3,695	13,570	11,899
Depreciation and amortization of intangible assets	7,728	7,385	23,545	23,292

Total operating costs and expenses	68,126	63,507	200,614	190,308

Operating income	22,879	20,771	66,573	56,801
Other (income) expense:
Interest expense, net	10,888	12,254	34,414	47,258
Share of income in equity investments	(2,250)	(736)	(5,014)	(2,136)
Minority interest in loss of Banks Broadcasting, Inc.	(226)	—	(472)	—
Gain on derivative instruments	(9,026)	(2,490)	(13,646)	(7,250)
Loss on early extinguishment of debt	—	—	4,447	53,105
Other, net	917	(80)	1,138	711

Total other expense, net	303	8,948	20,867	91,688
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	22,576	11,823	45,706	(34,887)
Provision for income taxes	7,760	6,509	16,960	11,371

Income (loss) from continuing operations before cumulative effect of change in accounting principle	14,816	5,314	28,746	(46,258)
Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $206 and $618 for the three and nine months ended September 30, 2003, respectively, and $311 for the nine months ended September 30, 2004	—	290	(44)	178
(Gain) loss from sale of discontinued operations, net of tax provision of $109 for the three and nine months ended September 30, 2003 and a tax benefit of $1,094 for the nine months ended September 30, 2004	—	(864)	1,284	(212)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	—	(3,290)	—

Net income (loss)	$14,816	$5,888	$30,796	$(46,224)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$30,796	$(46,224)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	23,545	23,292
Amortization of financing costs and note discounts	6,036	12,494
Amortization of program rights	18,116	16,202
Program payments	(18,336)	(16,948)
Loss on extinguishment of debt	4,447	53,105
Cumulative effect of change in accounting principle, net of tax impact	(3,290)	—
Gain on derivative instruments	(13,646)	(7,250)
Loss (gain) on sale of stations, net of tax impact	1,284	(212)
Share of income in equity investments	(5,014)	(2,136)
Deferred income taxes, net	13,000	9,828
Other, net	(48)	858
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	5,092	8,714
Program rights, net of program obligations	233	3,491
Other assets	(4,146)	(6,429)
Accounts payable	(1,122)	(7,267)
Accrued interest expense	(756)	(6,004)
Accrued sales volume discount	(1,766)	(1,404)
Other accrued expenses	6,957	(2,786)

Net cash provided by operating activities	61,382	31,324
INVESTING ACTIVITIES:
Capital expenditures	(17,500)	(15,006)
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000
Investment in equity investments	(650)	—
Capital distributions from equity investments	5,503	4,891
Acquisition of broadcast licenses	(9,152)	—
Other, net	29	(30)
Proceeds from liquidation of short-term investments	—	23,691

Net cash provided by investing activities	2,230	23,546

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,563	1,803
Proceeds from long-term debt	—	325,000
Proceeds from Senior Credit Facilities	—	175,000
Long-term debt financing costs	(147)	(10,049)
Net (repayments) proceeds from revolver debt	(18,000)	27,000
Principal payments on long-term debt	(43,810)	(677,750)
Cash expenses associated with early extinguishment of debt	(3,016)	(26,056)

Net cash used in financing activities	(63,410)	(185,052)

Net increase (decrease) in cash and cash equivalents	202	(130,182)
Cash and cash equivalents at the beginning of the period	9,475	143,860

Cash and cash equivalents at the end of the period	$9,677	$13,678

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

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2003 in its annual report on Form 10-K/A, which includes all such information and disclosures.

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

Note 2 — Stock-Based Compensation:

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$14,816	$5,888	$30,796	$(46,224)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	117	—	156	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,016)	(764)	(2,516)	(2,210)

Pro forma net income (loss)	$13,917	$5,124	$28,436	$(48,434)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Volatility	24%	30%	24%	30%
Risk-free interest rates	2.0 - 3.2%	1.5 - 3.0%	2.0 - 4.4%	1.5 - 3.0%
Weighted average expected life	4.5 years	3.5 years	5 years	3.5 years
Dividend yields	0%	0%	0%	0%

Note 3 —	Disposition of Station:

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

The operating results of this station for the three and nine month periods ended September 30, 2004 and 2003, respectively, have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the nine month period ended September 30, 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a gain on the sale of KRBC-TV and KACB-TV of $212,000 recorded during the nine month period ended September 30, 2003.

	Three Months Ended		Nine Months Ended
	September, 30		September, 30

	2004	2003	2004	2003

Net revenues	$—	$1,490	$3,258	$4,991
Pre-tax (loss) income	—	(84)	355	440

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investments:

The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2004	2003

Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,710	55,758
WAND (TV) Partnership	10,134	10,250

	$65,844	$77,305

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

In accordance with FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46 that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and noncontrolling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at September 30, 2004.

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets
Cash	$97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total assets	$36,747

Liabilities and Equity
Accounts payable	$396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total liabilities and equity	41,687

Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $2.2 million and $5.5 million from the joint venture in the three and nine months ended September 30, 2004, respectively, and $1.6 million and $4.9 million in the three and nine months ended September 30, 2003, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues	$46,659	$39,679	$129,102	$116,176
Operating income	27,795	23,233	75,353	65,925
Net income	11,436	5,630	26,761	16,292

	September 30,	December 31,
	2004	2003

Current assets	$24,392	$9,949
Non-current assets	238,734	237,469
Current liabilities	17	725
Non-current liabilities	815,500	815,500

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

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues	$1,440	$1,485	$4,737	$4,679
Operating loss	(165)	(174)	(269)	(244)
Net loss	(243)	(239)	(346)	(318)

	September 30,	December 31,
	2004	2003

Current assets	$2,659	$2,013
Non-current assets	24,492	25,168
Current liabilities	678	405
Non-current liabilities	44	—

Note 5 —	Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2004	2003

Amortized Intangible Assets:
LMA purchase options	$2,388	$2,388
Network affiliations	173	377
Income leases	393	393
Other intangible assets	2,020	2,025
Accumulated amortization	(2,586)	(1,891)

	2,388	3,292
Unamortized Intangible Assets:
Broadcast licenses	1,115,715	1,102,705

Total broadcast licenses and other intangible assets, net	$1,118,103	$1,105,997
Goodwill	583,097	586,269

Total intangible assets	$1,701,200	$1,692,266

The decrease of $204,000 in network affiliations is due to the network affiliation switch of the Company’s television station in Dayton, Ohio. The increase in broadcast licenses is due to the acquisition of the broadcast license of WIRS-TV on January 14, 2004 for $4.5 million, the acquisition of the broadcast license of WTIN-TV on May 6, 2004 for $4.9 million and the consolidation of Banks Broadcasting under FIN 46 as of March 31, 2004 for $29.2 million offset by the sale of WEYI-TV, completed on May 14, 2004, for $18.8 million and the tax adjustment related to the Company’s valuation allowance on deferred tax assets for $6.8 million. The decrease in goodwill is due to the tax adjustment related to the Company’s valuation allowance on deferred tax assets for $3.2 million.

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Nine Months
	Ended		Ended		Estimated amortization expense For the Year
	September 30,		September 30,		Ended December 31,

	2004	2003	2004	2003	2004	2005	2006	2007	2008

Amortization expense	$270	$278	$825	$824	$1,041	$1,041	$1,006	$—	$—

Note 6 — Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Senior Credit Facilities	$170,250	$193,500
$166,440 and $205,000 at September 30, 2004 and December 31, 2003, respectively, 8% Senior Notes due 2008 (net of discount of $3,118 and $4,706 at September 30, 2004 and December 31, 2003, respectively)	163,322	200,294
$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $15,269 and $18,427 at September 30, 2004 and December 31, 2003, respectively)	109,731	106,573

Total debt	643,303	700,367
Less current portion	11,000	7,000

Total long-term debt	$632,303	$693,367

During the nine months ended September 30, 2004, the Company drew down funds from its revolving credit facility to repurchase $38.6 million of LIN Television Corporation’s 8% Senior Notes due 2008 in a negotiated transaction with an institutional investor. The Company incurred charges of $4.4 million during the nine months ended September 30, 2004, respectively, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt.

The current portion of long-term debt includes $7.0 million of annual amortization of a term loan under our Senior Credit Facility and $4.0 million borrowed under the revolving credit facility, which terminates March 31, 2005.

Note 7 —	Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain reimbursable expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $4,000 and $14,000 for the three and nine months ended September 30, 2004, respectively and $17,000 and $55,000 for the same periods in the prior year.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President is related to a LIN TV Corp. executive. The Company has paid Super Towers, Inc. approximately $16,000 and $25,000 for the three and nine months ended September 30, 2004,

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for various reimbursable expenses, and $24,000 and $45,000 for the same periods in the prior year.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46 as of March 31, 2004, the Company received approximately $50,000 for the three months ended March 31, 2004 and $50,000 and $150,000 for the three and nine months ended September 30, 2003, respectively, under the management services agreement.

Other Investments. The Company’s Chief Executive Officer serves on the Board of Directors of an internet company in which the Company has invested. The Company incurred fees for internet services provided by this company of $156,000 and $427,000 for the three and the nine months ended September 30, 2004, respectively, and $121,000 and $365,000 for the same periods in the prior year.

Note 8 —	Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $19.3 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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

Note 9 —	Retirement Plans:

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

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$494	$457	$1,494	$1,371
Interest cost	1,352	1,311	4,154	3,933
Expected return on plan assets	(1,364)	(1,408)	(4,264)	(4,224)
Amortization of prior service cost	47	41	125	123
Amortization of net loss	103	63	263	189

Net periodic benefit cost	$632	$464	$1,772	$1,392

As of September 30, 2004, the Company has contributed $900,000 to the plan, and expects to contribute a total of $4.2 million during 2004. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”). The timing of the payments under the SERP is determined by individual employees’ decisions to retire and commence payments. The Company has funded approximately $416,000 of SERP payments during the nine months ended September 30, 2004.

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

Note 11 —	Recent Accounting Pronouncements

EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” which is effective for the Company as of December 31, 2004, requires that the potential shares associated with the contingent conversion feature of the Company’s 2.5% Exchangeable Debentures be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. The Company does not believe that EITF 04-8 will have a significant impact on the Company’s results of operations.