Form 10-Q
period 2006-03-31
LIN TV CORP; LIN TELEVISION CORP
filed 2006-05-10
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 1, 2006: 27,633,338 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 1, 2006: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 1, 2006: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 1, 2006: 1,000 shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,338	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 — $1,368; 2005 — $1,148)	81,544	85,575
Program rights	17,645	25,960
Other current assets	4,634	3,534

Total current assets	110,161	126,204
Property and equipment, net	228,294	237,676
Deferred financing costs	19,625	20,173
Equity investments	64,088	63,526
Program rights	14,253	7,307
Other assets	23,248	19,766
Goodwill	623,383	623,383
Broadcast licenses and other intangible assets, net	1,307,217	1,308,598

Total assets	$2,390,269	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,415	$8,292
Accrued interest expense	16,360	6,553
Accrued sales volume discount	934	5,287
Other accrued expenses	26,073	23,480
Program obligations	23,903	30,375

Total current liabilities	74,685	73,987
Long-term debt	973,233	981,714
Deferred income taxes, net	439,302	439,619
Program obligations	9,394	7,343
Other liabilities	58,209	60,540

Total liabilities	1,554,823	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at March 31, 2006 and December 31, 2005	14,319	14,558

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 28,596,665 shares at March 31, 2006 and 28,562,583 shares at December 31, 2005, issued and outstanding	286	286
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2006 and 23,502,059 shares at December 31, 2005, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2006 and December 31, 2005, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 963,228 shares and 368,728 shares of class A common stock at March 31, 2006 and December 31, 2005, respectively, at cost	(10,427)	(4,777)
Additional paid-in capital	1,078,928	1,076,704
Accumulated deficit	(232,227)	(227,908)
Accumulated other comprehensive loss	(15,668)	(15,668)

Total stockholders’ equity	821,127	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,390,269	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$100,814	$78,844

Operating costs and expenses:

Direct operating (excluding depreciation of $10.6 million and $7.8 million for the three months ended March 31, 2006 and 2005, respectively)	33,347	26,416
Selling, general and administrative	33,476	24,762
Amortization of program rights	7,418	5,855
Corporate	5,772	5,255
Depreciation and amortization of intangible assets	11,952	8,039

Total operating costs	91,965	70,327

Operating income	8,849	8,517

Other (income) expense:
Interest expense, net	16,748	10,910
Share of income in equity investments	(1,580)	(246)
Minority interest in loss of Banks Broadcasting, Inc.	(239)	(212)
(Gain) loss on derivative instruments	(1,046)	501
Loss on extinguishment of debt	—	12,309
Other, net	10	401

Total other expense, net	13,893	23,663

Loss before benefit from income taxes	(5,044)	(15,146)
Benefit from income taxes	(725)	(4,826)

Net loss	$(4,319)	$(10,320)

Basic and diluted loss per common share:
Net loss	(0.09)	(0.20)

Weighted — average number of common shares outstanding used in calculating basic and diluted loss per common share	50,787	50,512
The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,319)	$(10,320)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	11,952	8,039
Amortization of financing costs and note discounts	2,162	1,769
Amortization of program rights	7,418	5,855
Program payments	(7,208)	(6,346)
Loss on extinguishment of debt	—	12,309
(Gain) loss on derivative instruments	(1,046)	501
Share of income in equity investments	(1,580)	(246)
Deferred income taxes, net	(317)	(5,197)
Stock-based compensation	1,933	1,129
Other, net	(20)	484
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	3,811	9,627
Other assets	(2,641)	(1,849)
Accounts payable	(877)	(2,195)
Accrued interest expense	9,807	2,447
Accrued sales volume discount	(4,353)	(5,078)
Other liabilities	(1,774)	1,775

Net cash provided by operating activities	12,950	12,704

INVESTING ACTIVITIES:
Capital expenditures	(1,190)	(1,544)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	1,018	3,055
Payments for business combinations, net of cash acquired	—	(85,000)
USDTV investment and other investments, net	(1,941)	13

Net cash used in investing activities	(2,113)	(82,926)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	111	1,326
Proceeds from issuance of long-term debt	—	345,000
Long-term debt financing costs	—	(5,655)
Net (repayments of) proceeds from revolver debt	(10,000)	50,000
Principal payments on long-term debt	—	(324,940)
Treasury stock purchased	(5,650)	—
Cash expenses associated with early extinguishment of debt	(95)	(7,087)

Net cash (used in) provided by financing activities	(15,634)	58,644

Net decrease in cash and cash equivalents	(4,797)	(11,578)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$6,338	$3,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).
LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of the Company’s debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current period financial statement presentation.
These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited condensed consolidated financial statements for the year ended December 31, 2005 in its Annual Report on Form 10-K, which includes all such information and disclosures.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2006.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s condensed consolidated balance sheet.
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets, share-based compensation, and net assets of businesses acquired. Actual results could differ from these estimates.
Note 2 — Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) effective October 1, 2005 and adopted the modified prospective application, which applies SFAS 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Prior to October 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of March 31, 2005 (in thousands, except for per share data):

Three Months Ended
March 31, 2005
Net loss, as reported	$(10,320)
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	733
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(350)

Pro forma net loss	$(9,937)

Basic and diluted net loss per common share, as reported	$(0.20)

Basic and diluted net loss per common share, pro forma	$(0.20)
There were no options granted during the three months ended March 31, 2006 and 2005.
Note 3 — Acquisitions and Dispositions
Acquisition Reserves: In connection with the Company’s acquisition of four network-affiliated television stations from Emmis Communications (“Emmis”) and the local marketing agreement for WBPG-TV on November 30, 2005, the Company recorded $8.6 million in other accruals and liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WLUK-TV and WTHI-TV at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accruals relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the three months ended March 31, 2006.

		Balance as			Balance as
		of December			of March 31,
	Acquisition Date	31, 2005	Payments	Adjustments	2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	29	—	182
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$319	$20	7,611

		$8,416	$348	$20	$8,088

The employee severance costs will be paid during the first three quarters of 2006 and the operating agreements will be paid through the year 2012.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma: The results of the Viacom and Emmis stations are included in the condensed consolidated financial statements since March 31, 2005 and November 30, 2005 respectively. The following table sets forth unaudited pro forma information of the Company as if the acquisitions had occurred on January 1, 2005 (in thousands):

Three Months
Ended March 31,
2005
Net revenues	$95,733
Operating income	7,919
Net loss	(13,243)

Basic and diluted net loss per common share, as reported	$(0.20)
Basic and diluted net loss per common share, pro forma	$(0.26)
Note 4 — Investments
The Company has investments in three ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	March 31,	December 31,
	2006	2005
NBC Universal joint venture	$55,442	$54,803
WAND (TV) Partnership	8,519	8,595
Other	127	128

	$64,088	$63,526

Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.0 million and $3.1 million from the joint venture in the three months ended March 31, 2006 and 2005, respectively.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue	$24,641	$18,306
Other expense	(16,509)	(16,854)
Net income	8,132	1,452

	March 31,	December 31,
	2006	2005
Current assets	$11,443	$10,617
Non-current assets	234,781	232,075
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $783.8 million as of March 31, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of LIN Television Corporation in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $0.3 million and $0.8 million as of March 31, 2006 and December 31, 2005, respectively.
The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$1,894	$1,509
Operating (loss) income	(4)	112
Net loss	(227)	(149)

	March 31,	December 31,
	2006	2005
Current assets	$2,152	$2,398
Non-current assets	20,177	20,702
Current liabilities	738	1,276
Non-current liabilities	9	14

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated	March 31,	December 31,
	Remaining Useful
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	6,025	6,025
Accumulated amortization		(6,067)	(4,686)

		5,923	7,304

Indefinite-lived Intangible Assets:
Broadcast licenses		1,301,294	1,301,294
Goodwill		623,383	623,383

		$1,924,677	$1,924,677

Goodwill		623,383	623,383
Broadcast licenses and other intangible assets, net		1,307,217	1,308,598

Total intangible assets		$1,930,600	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	March 31,		For the year ended December 31,
	2005	2006	2006	2007	2008	2009	2010	Thereafter
Amortization expense	$266	$1,381	$2,510	$165	$127	$37	$36	$3,048
Approximately $1.9 billion, or 81%, of the Company’s total assets as of March 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. The Company’s class A common stock traded at a price that resulted in a market capitalization of $352.5 million less than total stockholders’ equity as of March 31, 2006; and our market capitalization has been less than total stockholders’ equity since April 2005. If the Company were required to write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock. An analysis of the key assumptions and the sensitivity of these assumptions to the valuation of broadcast licenses and goodwill is presented in Note 6 of the Company’s consolidated financial statements for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 —Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Credit Facility	$306,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $13,817 and $14,283 at March 31, 2006 and December 31, 2005, respectively)	176,183	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $8,950 and $10,003 at March 31, 2006 and December 31, 2005, respectively)	116,050	114,997

Total long-term debt	$973,233	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse Partners, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $8,000 for the three months ended March 31, 2005. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company recorded revenues of $27,000 and $29,000 and expenses of $27,000 and $29,000 under this arrangement for the three months ended March 31, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC Universal from the excess cash generated by the joint venture of approximately $33.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s credit facility and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.
The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC Universal’s control.
Note 9 — Retirement Plans
The Company has a number of non-contributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service cost	$625	$549
Interest cost	1,400	1,350
Expected return on plan assets	(1,475)	(1,435)
Amortization of prior service cost	30	30
Amortization of net loss	320	241

Net periodic benefit cost	$900	$735

The Company contributed $0.4 million to the U.S. defined benefit plan during the three months ended March 31, 2006 and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out to retired employees a total of $2,000 during the three months ended March 31, 2006.
Note 10 — Earnings per Share
Basic and diluted income per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income per common share for the three months ended March 31, 2006 and 2005 since potential common shares from the assumed conversion of contingently convertible debt are anti-dilutive to income from continuing operations and therefore are excluded from the calculation. Options to purchase 591,000 and 3,898,387 shares of common stock and phantom units exercisable into 154,000 and 296,000 shares of common stock were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. The Company repurchased 594,500 shares of its class A common stock for approximately $5.7 million under the program during the three months ended March 31, 2006.
Note 12 — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments, simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued a FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements. The Company adopted FSP FAS 123R-4 effective for the quarter ended March 31, 2006.
In March 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors”, which is effective for fiscal years beginning after June 15, 2006 for all companies. FSP FTB 85-4-1 provides measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The provisions of FSP FTB 85-4-1 are not expected to have any impact on its condensed consolidated financial statements. The Company plans to adopt FSP FTP 85-4-1 effective January 1, 2007.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”, which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability be Considered in Applying FASB Interpretation No. 46(R)”, which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46,

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
“Consolidation of Variable Interest Entities”. The Company does not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt FSP FIN 46R-6 effective for the quarter ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note About Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. Any of such estimates or statements may not be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
•	volatility and changes in our advertising revenues;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and

•	changes in general economic conditions in the markets in which we compete.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Executive Summary
We are an owner and operator of 30 television stations in 18 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent from other broadcast-related activities including compensation paid by networks for the broadcast of their programming and subscriber fees earned from fee-based television services.
We recorded a net loss of $4.3 million and $10.3 million for the three months ended March 31, 2006 and 2005, respectively. The following are some of our operating highlights for the three months ended March 31, 2006:
•	We repurchased 594,500 shares of common stock for approximately $5.7 million for the three months ended March 31, 2006, pursuant to our board of directors’ approved stock repurchase program.

•	We invested an additional $1.9 million in U.S. Digital Television Incorporated (“USDTV”) for a total investment of $5.0 million. USDTV is a wireless video program subscription service that uses a portion of the broadcast television spectrum to broadcast a multi-channel program service to viewers.
Industry Trends
The broadcast television industry relies primarily on advertising revenues and faces increased competition largely from the effects of new technologies. The following summarizes certain competitive forces and risks that may impact our future operating results.
•	Political revenues from elections and revenues from Olympic games, which generally occur in even years, create fluctuations in our operating results when comparing first quarter of 2006 with the same period of 2005. According to the Television Bureau of Advertising, U.S. television station advertising increased 7.4% in the first quarter of 2006 compared to a decrease of 3.0% in the first quarter of 2005, respectively. (source: Television Bureau of Advertising).

•	Automotive-related advertising represents approximately 24% and 26% of our total net revenues for the three months ended March 31, 2006 and 2005, respectively. A significant change in these advertising revenues could materially affect our future results of operations.

•	Approximately $1.9 billion, or 81%, of our total assets as of March 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If the fair value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. Our common stock traded at a price that resulted in a market capitalization of $352.5 million less than total stockholders’ equity as of March 31, 2006 and our market capitalization has been less than total stockholders’ equity since April 2005. If we are required to write down intangible assets in future periods, it would reduce net income, which in turn could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, allowance for doubtful accounts, amortization of program rights, collectibility of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, there have been no significant changes to our critical accounting policies.
Off-Balance Sheet Arrangements
GECC Note
We have a guarantee of a note associated with our joint venture with NBC Universal. We have guaranteed a General Electric Credit Corporation’s $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC Universal joint venture in 1998. The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $33.5 million in cash distributions over the last three years. We believe the fair value of the underlying assets of the joint venture is in excess of the carrying values of its assets or the GECC note.
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record program rights agreements on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at March 31, 2006 of $68.4 million.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Results of Operations
Set forth below are significant factors that contributed to our operating results for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,		%
	2006	2005	Change
National time sales (before agency commissions)	$34,958	$27,928	25%
Local time sales (before agency commissions)	75,002	57,404	31%
Political time sales (before agency commissions)	1,850	284	551%
Agency commissions (related to time sales)	(16,986)	(13,561)	25%
Network compensation	818	2,820	-71%
Barter revenue	2,568	1,866	38%
Other revenue	2,604	2,103	24%

Net revenue	100,814	78,844	28%

Operating costs and expenses:
Direct operating[1]	33,347	26,416	26%
Selling, general and administrative	33,476	24,762	35%
Amortization of program rights	7,418	5,855	27%
Corporate	5,772	5,255	10%
Depreciation and amortization of intangible assets	11,952	8,039	49%

Total operating costs and expenses	91,965	70,327	31%

Operating income	$8,849	$8,517	4%

1 Excluding depreciation of $10.6 million and $7.8 million for the three months ended March 31, 2006 and 2005, respectively.
Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenues increased $22.0 million for the three months ended March 31, 2006, compared to the same period last year, which was primarily the result of $19.9 million of net revenues generated by the stations we acquired in 2005. In addition, excluding acquisitions, local times sales increased by $3.2 million and political time sales increased by $1.3 million offset by a $2.0 million reduction in network compensation. We expect political revenue to increase substantially in 2006, as it is an election year in most of our markets.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs and excluding depreciation and amortization expense, increased $6.9 million or 26% for the three months ended March 31, 2006 compared to the same period last year. This increase is primarily due to acquisitions that added $5.6 million in additional operating expenses.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $8.7 million, or 35%, for the three months ended March 31, 2006 compared to the same period last year. This increase is primarily result of acquisitions, which resulted in increased selling, general and administrative expenses of $6.2 million, network affiliation costs of $0.7 million, employee compensation costs of $0.7 million, contractual costs of $0.5 million and stock-based compensation costs of $0.4 million.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $1.6 million, or 27% for the three months ended March 31, 2006 compared to the same period last year. This increase is primarily a result of acquisitions, which resulted in increased amortization costs of $2.3 million offset by general decreases at our other stations.
Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $0.4 million for the three months ended March 31, 2006 compared to the same period last year primarily due to an increase in legal costs of $0.2 million and increased stock-based compensation cost of $0.1 million.
Depreciation and amortization of intangible assets increased $3.9 million, or 49%, for the three months ended March 31, 2006 compared to the same period last year. This increase is primarily due to acquisitions.
Other (Income) Expense
Interest expense
The following table summarizes our total interest expense:

	Three Months Ended
	March 31,
	2006	2005
Components of interest expense, including discount and financing fee amortization
Credit Facility	$5,069	$2,344
6 1/2% Senior Subordinated Notes	6,337	5,407
6 1/2% Senior Subordinated Notes-Class B	3,677	—
2.50% Exchangeable Senior Subordinated Debentures	1,871	1,870
8% Senior Notes	—	1,501
Other interest (income) expense, net	(206)	(212)

Total interest expense, net	$16,748	$10,910

Interest expense, net increased $5.8 million, or 54%, for the three months ended March 31, 2006 compared to the same period last year due to higher outstanding borrowings and a higher average interest rate on our credit facility during the three months ended March 31, 2006.
Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement that we entered into during the second quarter of 2005. We used an interest rate swap arrangement, not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. Gain on derivative instruments increased $1.0 million for the three months ended March 31, 2006 due to fluctuations in forecasted market interest rates.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Other Items
We recorded losses of $12.3 million for the three months ended March 31, 2005 related primarily to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of our 8% Senior Notes due 2008. No other such events occurred in 2006.
Provision for Income Taxes
We recorded a benefit from income taxes of $0.7 million for the three months ended March 31, 2006, compared to $4.8 million for the same period last year. Our annual effective income tax rate was 45% and 42% for three months ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility. At March 31, 2006, we had cash of $6.3 million and a $275.0 million committed revolving credit facility of which $31.0 million was outstanding at March 31, 2006, leaving $244.0 million committed, but undrawn.
Description of Indebtedness
The following summarizes our indebtedness (in thousands):

	March 31,	December 31,
	2006	2005
Credit Facility	$306,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $13,817 and $14,283 at March 31, 2006 and December 31, 2005, respectively)	176,183	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $8,950 and $10,003 at March 31, 2006 and December 31, 2005, respectively)	116,050	114,997

Total long-term debt	$973,233	$981,714

Our revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time.
Our credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the businesses conducted by them, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of our credit facility, to comply with specified financial ratios, including minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with the covenants under the credit facility.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limit our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.
Our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B each bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.50% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.50% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
Our 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to amounts owed under our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also contain change of control provisions that may require us to purchase all or a portion of each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
Contractual Obligations
The following table summarizes our estimated material contractual cash obligations at March 31, 2006 (in thousands):

	April -
	December
	2006	2007-2008	2009-2011	Thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$—	$51,563	$254,437	$690,000	$996,000
Cash interest on debt (2)	44,702	113,964	149,175	118,538	426,379
Program payments (3)	23,204	47,124	27,185	4,212	101,725
Operating leases (4)	823	1,921	2,178	9,073	13,995
Local marketing agreement payments (5)	319	423	—	—	742
Acquisitions of broadcast licenses and operating assets (6)	912	3,000	—	—	3,912

Total	$69,960	$217,995	$432,975	$821,823	$1,543,753

(1)	We are obligated to repay the revolving portion of our credit facility on November 4, 2011. We are required to make mandatory payments on our term loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. We are obligated to repay the remaining balance of our term loans on November 4, 2011. We are obligated to pay our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. The holders of our 2.50% Exchangeable Senior

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility through 2011, our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of approximately 0.30% on the unused portion of the revolving credit facility.

(3)	We have entered into commitments to purchase future syndicated news, entertainment, and sports programming. We have recorded $33.3 million of program obligations as of March 31, 2006 and have unrecorded commitments of $68.4 million for programming that is not available to air as of March 31, 2006.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into local marketing agreements to operate KNVA-TV, WNAC-TV and WBPG-TV for a fixed amount totaling $0.7 million as of March 31, 2006.

(6)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions in which we are committed to pay minimum future fees totaling $0.9 million as of March 31, 2006. We have also entered into an asset purchase agreement to acquire WBPG-TV for $3.0 million pending FCC regulatory approval.
Net cash provided by operating activities was $13.0 million and $12.7 million for the three months ended March 31, 2006 and 2005, respectively.
Net cash used in investing activities was $2.1 million and $82.9 million for the three months ended March 31, 2006 and 2005, respectively. This change was primarily the result of net cash used for our acquisition of WNDY-TV and WWHO-TV for $85.0 million on March 31, 2005.
Net cash used by financing activities was $15.6 million for three months ended March 31, 2006 due primarily to the repayment of our revolving credit facility of $10.0 million and the repurchase of our class A common stock of $5.7 million. Net cash provided by financing activities was $58.6 million for three months ended March 31, 2005 due primarily to proceeds from the issuance of our long-term debt of $345.0 million, of which $170.0 million was from our credit facility and an additional $175.0 million principal amount of our 6 1/2% Senior Subordinated Notes. This was offset by an increase in our principal payments on long-term debt of $324.9 million which included the repayment of $166.4 million of our 8% Senior Notes and the repayment of $158.5 million of our old credit facility.
Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next twelve months.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments, simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued a FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements. We adopted FSP FAS 123R-4 effective for the quarter ended March 31, 2006.
In March 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors”, which is effective for fiscal years beginning after June 15, 2006 for all companies. FSP FTB 85-4-1 provides measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The provisions of FSP FTB 85-4-1 are not expected to have any impact on its condensed consolidated financial statements. We plan to adopt FSP FTP 85-4-1 effective January 1, 2007.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”, which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. We plan to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability be Considered in Applying FASB Interpretation No. 46(R)”, which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. We do not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements. We plan to adopt FSP FIN 46R-6 effective for the quarter ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was approximately $306.0 million outstanding as of March 31, 2006 under our credit facility.
As of March 31, 2006, we were party to an interest rate swap agreement, not designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2006 would result in an estimated $2.1 million increase in annualized interest expense assuming a constant balance outstanding of $306.0 million less the notional amount of $100.0 million covered with the interest rate swap agreement.
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line items “Other liabilities” and “Other assets,” in our condensed consolidated balance sheets, respectively.
We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative instruments of $1.0 million in the three months ended March 31, 2006 compared to a loss of $0.5 million for the same period last year.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006 the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock.
Approximately $1.9 billion, or 81%, of our total assets as of March 31 2006 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill and other intangible assets. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity.
At March 31, 2006, our class A common stock traded at a price that results in a market capitalization of $352.5 million less than our total stockholders’ equity as of March 31, 2006 and our market capitalization has been less than total stockholders’ equity since April 2005. If we determine in a future period as part of our testing for impairments of intangible assets, that the fair market value of our intangible assets exceeded the book value of these assets, we would incur an impairment charge which could have a material adverse affect on our results of operations and the trading price of our class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our board of directors approved the repurchase by us of up to $200 million of our class A common stock (the “Program”). Shares repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. The following table provides information about purchases by us during the quarter ended March 31, 2006 of class A common stock that are registered pursuant to Section 12 of the Exchange Act under the Program.

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
				(in thousands)
January 1-31, 2006	—	—	—	$195,225
February 1-28, 2006	154,600	$9.78	154,600	193,713
March 1-31, 2006	439,900	9.41	439,900	189,573
Total	594,500	9.51	594,500	189,573

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2 % Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2 % Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)

4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and

incorporated by reference herein)

4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1 / 2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.7	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206)) and incorporated by reference herein)

4.8	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1 / 2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206)) and incorporated by reference herein)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: May 10, 2006	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
Vice President — Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ William A. Cunningham
William A. Cunningham
Vice President and Controller (Principal Accounting Officer)

Item 1. Financial Statements
LIN Television Corporation

LIN Television Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,338	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 — $1,368; 2005 — $1,148)	81,544	85,575
Program rights	17,645	25,960
Other current assets	4,634	3,534

Total current assets	110,161	126,204
Property and equipment, net	228,294	237,676
Deferred financing costs	19,625	20,173
Equity investments	64,088	63,526
Program rights	14,253	7,307
Other assets	23,248	19,766
Goodwill	623,383	623,383
Broadcast licenses and other intangible assets, net	1,307,217	1,308,598

Total assets	$2,390,269	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,415	$8,292
Accrued interest expense	16,360	6,553
Accrued sales volume discount	934	5,287
Other accrued expenses	26,073	23,480
Program obligations	23,903	30,375

Total current liabilities	74,685	73,987
Long-term debt	973,233	981,714
Deferred income taxes, net	439,302	439,619
Program obligations	9,394	7,343
Other liabilities	58,209	60,540

Total liabilities	1,554,823	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at March 31, 2006 and December 31, 2005	14,319	14,558

Stockholders’ equity:
Investment in parent company’s common stock, at cost	(10,427)	(4,777)
Additional paid-in capital	1,079,449	1,077,225
Accumulated deficit	(232,227)	(227,908)
Accumulated other comprehensive loss	(15,668)	(15,668)

Total stockholders’ equity	821,127	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,390,269	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$100,814	$78,844

Operating costs and expenses:

Direct operating (excluding depreciation of $10.6 million and $7.8 million for the three months ended March 31, 2006 and 2005, respectively)	33,347	26,416
Selling, general and administrative	33,476	24,762
Amortization of program rights	7,418	5,855
Corporate	5,772	5,255
Depreciation and amortization of intangible assets	11,952	8,039

Total operating costs	91,965	70,327

Operating income	8,849	8,517

Other (income) expense:
Interest expense, net	16,748	10,910
Share of income in equity investments	(1,580)	(246)
Minority interest in loss of Banks Broadcasting, Inc.	(239)	(212)
(Gain) loss on derivative instruments	(1,046)	501
Loss on extinguishment of debt	—	12,309
Other, net	10	401

Total other expense, net	13,893	23,663

Loss before benefit from income taxes	(5,044)	(15,146)
Benefit from income taxes	(725)	(4,826)

Net loss	$(4,319)	$(10,320)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,319)	$(10,320)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	11,952	8,039
Amortization of financing costs and note discounts	2,162	1,769
Amortization of program rights	7,418	5,855
Program payments	(7,208)	(6,346)
Loss on extinguishment of debt	—	12,309
(Gain) loss on derivative instruments	(1,046)	501
Share of income in equity investments	(1,580)	(246)
Deferred income taxes, net	(317)	(5,197)
Stock-based compensation	1,933	1,129
Other, net	(20)	484
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	3,811	9,627
Other assets	(2,641)	(1,849)
Accounts payable	(877)	(2,195)
Accrued interest expense	9,807	2,447
Accrued sales volume discount	(4,353)	(5,078)
Other liabilities	(1,774)	1,775

Net cash provided by operating activities	12,950	12,704

INVESTING ACTIVITIES:
Capital expenditures	(1,190)	(1,544)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	1,018	3,055
Payments for business combinations, net of cash acquired	—	(85,000)
USDTV investment and other investments, net	(1,941)	13

Net cash used in investing activities	(2,113)	(82,926)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	111	1,326
Proceeds from issuance of long-term debt	—	345,000
Long-term debt financing costs	—	(5,655)
Net (repayments of) proceeds from revolver debt	(10,000)	50,000
Principal payments on long-term debt	—	(324,940)
Investment in parent company’s stock, at cost	(5,650)	—
Cash expenses associated with early extinguishment of debt	(95)	(7,087)

Net cash (used in) provided by financing activities	(15,634)	58,644

Net decrease in cash and cash equivalents	(4,797)	(11,578)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$6,338	$3,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued
Note 1 — Basis of Presentation
LIN Television Corporation, (“LIN Television” or the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. is the parent of the Company.
LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of the Company’s debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current period financial statement presentation.
These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited condensed consolidated financial statements for the year ended December 31, 2005 in its Annual Report on Form 10-K, which includes all such information and disclosures.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2006.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s condensed consolidated balance sheet.
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets, share-based compensation, and net assets of businesses acquired. Actual results could differ from these estimates.
Note 2 — Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) effective October 1, 2005 and adopted the modified prospective application, which applies SFAS 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Prior to October 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting

Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of March 31, 2005 (in thousands, except for per share data):

Three Months Ended
March 31, 2005
Net loss, as reported	$(10,320)
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	733
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(350)

Pro forma net loss	$(9,937)

There were no options granted during the three months ended March 31, 2006 and 2005.
Note 3 — Acquisitions and Dispositions
Acquisition Reserves: In connection with the Company’s acquisition of four network-affiliated television stations from Emmis Communications (“Emmis”) and the local marketing agreement for WBPG-TV on November 30, 2005, the Company recorded $8.6 million in other accruals and liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WLUK-TV and WTHI-TV at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accruals relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the three months ended March 31, 2006.

		Balance as			Balance as of
		of December			March 31,
	Acquisition Date	31, 2005	Payments	Adjustments	2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	29	—	182
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$319	$20	7,611

		$8,416	$348	$20	$8,088

The employee severance costs will be paid during the first three quarters of 2006 and the operating agreements will be paid through the year 2012.
Pro Forma: The results of the Viacom and Emmis stations are included in the condensed consolidated financial statements since March 31, 2005 and November 30, 2005, respectively. The following table sets forth unaudited pro forma information of the Company as if the acquisitions had occurred on January 1, 2005 (in thousands):

Three Months
Ended March 31,
2005
Net revenues	$95,733
Operating income	7,919
Net loss	(13,243)
Note 4 — Investments
The Company has investments in three ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	March 31,	December 31,
	2006	2005
NBC Universal joint venture	$55,442	$54,803
WAND (TV) Partnership	8,519	8,595
Other	127	128

	$64,088	$63,526

Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.0 million and $3.1 million from the joint venture in the three months ended March 31, 2006 and 2005, respectively.

The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue	$24,641	$18,306
Other expense	(16,509)	(16,854)
Net income	8,132	1,452

	March 31,	December 31,
	2006	2005
Current assets	$11,443	$10,617
Non-current assets	234,781	232,075
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $783.8 million as of March 31, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of LIN Television Corporation in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $0.3 million and $0.8 million as of March 31, 2006 and December 31, 2005, respectively.
The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$1,894	$1,509
Operating (loss) income	(4)	112
Net loss	(227)	(149)

	March 31,	December 31,
	2006	2005
Current assets	$2,152	$2,398
Non-current assets	20,177	20,702
Current liabilities	738	1,276
Non-current liabilities	9	14

Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining Useful	March 31,	December 31,
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	6,025	6,025
Accumulated amortization		(6,067)	(4,686)

		5,923	7,304

Indefinite-lived Intangible Assets:
Broadcast licenses		1,301,294	1,301,294
Goodwill		623,383	623,383

		$1,924,677	$1,924,677

Goodwill		623,383	623,383
Broadcast licenses and other intangible assets, net		1,307,217	1,308,598

Total intangible assets		$1,930,600	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	March 31,		For the year ended December 31,
	2005	2006	2006	2007	2008	2009	2010	Thereafter
Amortization expense	$266	$1,381	$2,510	$165	$127	$37	$36	$3,048
Approximately $1.9 billion, or 81%, of the Company’s total assets as of March 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. The Company’s class A common stock traded at a price that resulted in a market capitalization of $352.5 million less than total stockholders’ equity as of March 31, 2006; and our market capitalization less than total stockholders’ equity since April 2005. If the Company were required to write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock. An analysis of the key assumptions and the sensitivity of these assumptions to the valuation of broadcast licenses and goodwill is presented in Note 6 of the Company’s consolidated financial statements for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K.

Note 6 —Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Credit Facility	$306,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $13,817 and $14,283 at March 31, 2006 and December 31, 2005, respectively)	176,183	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $8,950 and $10,003 at March 31, 2006 and December 31, 2005, respectively)	116,050	114,997

Total long-term debt	$973,233	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse Partners, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $8,000 for the three months ended March 31, 2005. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company recorded revenues of $27,000 and $29,000 and expenses of $27,000 and $29,000 under this arrangement for the three months ended March 31, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC Universal from the excess cash generated by the joint venture of approximately $33.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s credit facility and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.
The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC Universal’s control.
Note 9 — Retirement Plans
The Company has a number of non-contributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service cost	$625	$549
Interest cost	1,400	1,350
Expected return on plan assets	(1,475)	(1,435)
Amortization of prior service cost	30	30
Amortization of net loss	320	241

Net periodic benefit cost	$900	$735

The Company contributed $0.4 million to the U.S. defined benefit plan during the three months ended March 31, 2006 and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out to retired employees a total of $2,000 during the three months ended March 31, 2006.
Note 10 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. The Company repurchased 594,500 shares of its class A common stock for approximately $5.7 million under the program during the three months ended March 31, 2006.
Note 11 — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments, simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued a FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements. The Company adopted FSP FAS 123R-4 effective for the quarter ended March 31, 2006.
In March 2006, the FASB issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors”, which is effective for fiscal years beginning after June 15, 2006 for all companies. FSP FTB 85-4-1 provides measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The provisions of FSP FTB 85-4-1 are not expected to have any impact on its condensed consolidated financial statements. The Company plans to adopt FSP FTP 85-4-1 effective January 1, 2007.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”, which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability be Considered in Applying FASB Interpretation No. 46(R)”, which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company does not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt FSP FIN 46R-6 effective for the quarter ended June 30, 2006.