Form 10-Q
period 2006-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2006-08-09
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at August 1, 2006: 27,394,995 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at August 1, 2006: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at August 1, 2006: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 1, 2006: 1,000 shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,571	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 - $1,448; 2005 - $1,148)	90,918	85,575
Program rights	13,678	25,960
Other current assets	5,789	3,534

Total current assets	121,956	126,204
Property and equipment, net	223,902	237,676
Deferred financing costs	19,009	20,173
Equity investments	62,898	63,526
Program rights	19,551	7,307
Other assets	15,217	19,766
Goodwill	528,083	623,383
Broadcast licenses and other intangible assets, net	1,067,768	1,308,598

Total assets	$2,058,384	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,372	$8,292
Accrued interest expense	5,224	6,553
Accrued sales volume discount	2,016	5,287
Other accrued expenses	29,898	23,480
Program obligations	19,961	30,375

Total current liabilities	64,471	73,987
Long-term debt	989,753	981,714
Deferred income taxes, net	347,232	439,619
Program obligations	18,121	7,343
Other liabilities	54,709	60,540

Total liabilities	1,474,286	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at June 30, 2006 and December 31, 2005	10,367	14,558

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 28,923,632 shares at June 30, 2006 and 28,562,583 shares at December 31, 2005, issued and outstanding	287	286
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at June 30, 2006 and December 31, 2005, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2006 and December 31, 2005, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares and 368,728 shares of class A common stock at June 30, 2006 and December 31, 2005, respectively, at cost	(18,005)	(4,777)
Additional paid-in capital	1,083,030	1,076,704
Accumulated deficit	(476,584)	(227,908)
Accumulated other comprehensive loss	(15,232)	(15,668)

Total stockholders’ equity	573,731	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,058,384	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$115,405	$99,010	$216,219	$177,854

Operating costs and expenses:
Direct operating (excluding depreciation of $8.8 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively, and $19.3 million and $16.2 million for the six months ended June 30, 2006 and 2005, respectively)	32,798	27,628	66,145	54,044
Selling, general and administrative	33,807	26,884	67,283	51,646
Amortization of program rights	7,636	6,534	15,054	12,389
Corporate	12,807	5,099	18,579	10,354
Impairment of broadcast licenses and goodwill	333,553	—	333,553	—
Depreciation and amortization of intangible assets	9,913	8,873	21,865	16,912

Total operating costs	430,514	75,018	522,479	145,345

Operating (loss) income	(315,109)	23,992	(306,260)	32,509

Other (income) expense:
Interest expense, net	17,380	10,835	34,128	21,745
Share of loss (income) in equity investments	571	(1,463)	(1,009)	(1,709)
Minority interest in loss of Banks Broadcasting, Inc.	(3,952)	(74)	(4,191)	(286)
Loss (gain) on derivative instruments	1,538	(2,096)	492	(1,595)
Loss on extinguishment of debt	—	21	—	12,330
Other, net	5,129	(235)	5,139	166

Total other expense, net	20,666	6,988	34,559	30,651

(Loss) income before (benefit from) provision for income taxes	(335,775)	17,004	(340,819)	1,858
(Benefit from) provision for income taxes	(91,418)	6,909	(92,143)	2,083

Net (loss) income	$(244,357)	$10,095	$(248,676)	$(225)

Basic (loss) income per common share:
Net (loss) income	(4.87)	0.20	(4.92)	—

Weighted - average number of common shares outstanding used in calculating basic (loss) income per common share	50,217	50,633	50,502	50,573

Diluted (loss) income per common share:
Net (loss) income	(4.87)	0.17	(4.92)	—

Weighted - average number of common shares outstanding used in calculating diluted (loss) income per common share	50,217	54,236	50,502	50,573
The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(248,676)	$(225)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	21,865	16,912
Impairment of broadcast licenses and goodwill	333,553	—
Amortization of financing costs and note discounts	4,327	3,207
Amortization of program rights	15,054	12,389
Program payments	(15,321)	(13,817)
Loss on extinguishment of debt	—	12,330
Loss (gain) on derivative instruments	492	(1,595)
Share of income in equity investments	(1,009)	(1,709)
Deferred income taxes, net	(92,387)	1,168
Stock-based compensation	5,578	1,753
Loss on investment in USDTV	5,000	—
Other, net	(3,435)	547
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(5,643)	(4,585)
Other assets	(765)	(850)
Accounts payable	(920)	(2,220)
Accrued interest expense	(1,329)	(3,100)
Accrued sales volume discount	(3,271)	(4,002)
Other liabilities	1,183	(1,798)

Net cash provided by operating activities	14,296	14,405

INVESTING ACTIVITIES:
Capital expenditures	(5,569)	(5,213)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	2,037	3,055
Payments for business combinations, net of cash acquired	—	(85,000)
USDTV Investment and other investments, net	(2,304)	(218)

Net cash used in investing activities	(5,836)	(86,826)

FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	328	1,650
Proceeds from issuance of long-term debt	—	345,000
Long-term debt financing costs	(124)	(6,018)
Proceeds from revolver debt	5,000	60,000
Principal payments on long-term debt	—	(324,940)
Treasury stock purchased	(13,228)	—
Cash expenses associated with early extinguishment of debt		(7,108)

Net cash (used in) provided by financing activities	(8,024)	68,584

Net increase (decrease) in cash and cash equivalents	436	(3,837)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$11,571	$10,960

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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses, and as such, the minority interest would be in a deficit position at June 30, 2006.
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

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Stock-Based Compensation
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
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of June 30, 2005 (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$10,095	$(225)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	382	1,052
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(472)	(822)

Pro forma net income	$10,005	$5

Basic net income (loss) per common share, as reported	$0.20	$—
Basic net income per common share, pro forma	$0.20	$—
Diluted net income (loss) per common share, as reported	$0.17	$—
Diluted net income per common share, pro forma	$0.16	$—
There were 450,369 options granted during the three months and six months ended June 30, 2006. No options were granted during the three months and six months ended June 30, 2005. In connection with the retirement of the Company’s former Chief Executive Officer, the Company recorded a $6.9 million expense, including $1.3 million related to stock-based compensation, for the three months and six months ended June 30, 2006.
Note 3 — Acquisitions
Acquisition Reserves: In connection with the Company’s acquisition of four network-affiliated television stations from Emmis Communications (“Emmis”) and the local marketing agreement for WBPG-TV on November 30, 2005, the Company recorded $8.6 million in other accrued expenses and other liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WLUK-TV, located in Green Bay, Wisconsin, and WTHI-TV, located in Terre Haute, Indiana, at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accrued expenses relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV, located in Indianapolis, Indiana, and WWHO-TV, located in Columbus, Ohio, at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the six months ended June 30, 2006 (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Balance as of
		December			Balance as of June
	Acquisition Date	31, 2005	Payments	Adjustments	30, 2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	54	—	157
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$652	$(41)	7,217

		$8,416	$706	$(41)	$7,669

The employee severance costs are expected to be paid during the nine months ending September 30, 2006, and the operating agreement costs are expected to be paid through the year 2012.
Pro Forma: The results of the Viacom and Emmis stations are included in the condensed consolidated financial statements after March 31, 2005 and November 30, 2005, respectively. The following table sets forth the Company’s unaudited pro forma information as if the acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net revenues	$114,361	$210,094
Operating income	27,545	35,464
Net income	10,780	(2,463)

Basic net income per common share, as reported	$0.20	$—
Basic net income per common share, pro forma	$0.21	$(0.05)

Diluted net income per common share, as reported	$0.17	$—
Diluted net income per common share, pro forma	$0.18	$(0.05)
Note 4 — Investments
The Company has investments in joint ventures with third parties — primarily equity interests in television stations. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2006	2005
NBC Universal joint venture	$55,821	$54,803
WAND (TV) Partnership	6,558	8,595
Other	519	128

	$62,898	$63,526

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.0 million and $0 from the joint venture in the three months ended June 30, 2006 and 2005, respectively, and received distributions of $2.0 million and $3.1 million from the joint venture in the six months ended June 30, 2006 and 2005, respectively.
The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$23,206	$23,394	$47,847	$41,700
Other expense	(16,344)	(16,379)	(32,853)	(33,233)
Net income	6,862	7,015	14,994	8,467

	June 30,	December 31,
	2006	2005
Current assets	$12,071	$10,617
Non-current assets	236,015	232,075
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $779.9 million as of June 30, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the valuation of this investment in connection with the formation of the Company in 1998.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $0.5 million and $0.8 million as of June 30, 2006 and December 31, 2005, respectively.
The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$1,922	$1,636	$3,816	$3,145
Operating (loss) income (1)	(5,890)	88	(6,122)	(74)
Net (loss) income	(5,884)	98	(6,112)	(51)

	June 30,	December 31,
	2006	2005
Current assets	$2,387	$2,398
Non-current assets	14,164	20,702
Current liabilities	850	1,276
Non-current liabilities	3	14

(1) Includes an impairment charge of $5.9 million relating to the broadcast license of WAND-TV.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining Useful	June 30,	December 31,
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	6,025	6,025
Accumulated amortization		(7,227)	(4,686)

		4,763	7,304

Indefinite-Lived Intangible Assets:
Broadcast licenses		1,063,005	1,301,294
Goodwill		528,083	623,383

		$1,591,088	$1,924,677

Goodwill		528,083	623,383
Broadcast licenses and other intangible assets, net		1,067,768	1,308,598

Total intangible assets		$1,595,851	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Six Months		Estimated amortization expense
	Ended June 30,		Ended June 30,		For the year ended December 31,
	2005	2006	2005	2006	2006	2007	2008	2009	2010	Thereafter

Amortization expense	$400	$1,159	$666	$2,541	$1,427	$434	$219	$37	$36	$2,610
At June 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $195 million less than the Company’s total stockholders’ equity as of June 30, 2006, and the Company’s market capitalization has been less than total stockholders’ equity since April 2005. Approximately $1.6 billion, or 78%, of the Company’s total assets as of June 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. The Company tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of the Company’s former Chief Executive Officer and the availability of updated market financial information, the Company tested its broadcast licenses and goodwill for impairments as of June 30, 2006. The Company used market information not available as of December 31, 2005 to calculate the fair value of

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company’s broadcast licenses and reporting units. As a result of this testing, the Company recorded an impairment loss of $333.6 million for the three and six months ended June 30, 2006 that included a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of the Company’s television stations.
If the Company were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations, stockholders’ equity and the trading price of LIN TV Corp.’s class A common stock.
The impairment tests as of June 30, 2006 used the same assumptions as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Credit Facility	$321,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $13,349 and $14,283 at June 30, 2006 and December 31, 2005, respectively)	176,651	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $7,898 and $10,003 at June 30, 2006 and December 31, 2005, respectively)	117,102	114,997

Total long-term debt	$989,753	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse Partners, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $7,000 and $15,000 for the three and six months ended June 30, 2005, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides advertising and promotional services to the Company. The Company recorded revenues of $21,000 and $138,000 and expenses of $41,000 and $174,000 under this arrangement for the three months ended June 30, 2006 and 2005, respectively, and recorded revenues of $26,000 and $138,000 and expenses of $65,000 and $203,000 under this arrangement for the six months ended June 30, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal, also a subsidiary

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of General Electric, in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum through March 3, 2013 and 9% thereafter (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions of $33.5 million on average each year during the past three years to the Company and to NBC Universal from the excess cash generated by the joint venture. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company; however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$625	$549	$1,250	$1,098
Interest cost	1,400	1,350	2,800	2,700
Expected return on plan assets	(1,475)	(1,435)	(2,950)	(2,870)
Amortization of prior service cost	30	30	60	60
Amortization of net loss	320	241	640	482

Net periodic benefit cost	$900	$735	$1,800	$1,470

The Company contributed $0.4 million and $0.8 million to the U.S. defined benefit plan during the three and six months ended June 30, 2006, respectively, and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out a total of $2,000 and $4,000 to retired employees during the three and six months ended June 30, 2006, respectively.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Earnings per Share
Basic and diluted income per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income per common share for the three and six months ended June 30, 2006, since potential common shares from the assumed conversion of contingently convertible debt and the exercise and vesting of outstanding stock-based compensation are anti-dilutive, and therefore are excluded from the calculation. Options to purchase 489,000,and 3,806,000 shares of common stock and phantom units exercisable into 139,000 and 260,000 shares of common stock were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 1,544,000 and 0 shares of common stock were outstanding as of June 30, 2006 and 2005, respectively, and are excluded from the basic common stock calculations.
Following is a reconciliation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Numerator for income per common stock calculation:
Net income (loss) available to common shareholders, basic	$10,095	$(225)
Interest expense on contingently convertible debt, net of tax	1,137	—
Derivative (loss) income, net of tax	(2,195)	—

Net income (loss) available to common shareholders, diluted	$9,037	$(225)

Denominator for income per common stock calculation:
Weighted average common shares, basic	50,633	50,573
Effect of dilutive securities:
Stock options	250	—
Contingently convertible debt	3,353	—

Weighted average common shares, diluted	54,236	50,573

Basic income (loss) per common stock	$0.20	$—
Diluted income (loss) per common stock	$0.17	$—
Note 11 – Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. The Company repurchased 1,437,700 shares of its class A common stock for $13.2 million under the program during the six months ended June 30, 2006 and an aggregate of 1,806,428 shares of its class A common stock for $18.0 million since the inception of the program.
Note 12 – Derivative Financial Instruments
Accounting Policy: The Company utilizes derivative financial instruments to reduce interest rate risks and does not hold or issue derivative financial instruments for trading purposes. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 137 and SFAS No. 138 (referred to hereafter as

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SFAS 133.) SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
During the second quarter of 2006, the Company entered into a contract to hedge the variability in cash flow associated with $100 million of the Company’s credit facility. The interest payments under the Company’s credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, the Company entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $0.4 million, net of taxes of approximately $0.3 million. This amount is reflected in other comprehensive income, as the Company has designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. The Company expects $0.1 million to be released into earnings over the next twelve months.
Note 13 — Comprehensive (Loss) Income
Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net (loss) income	$(244,357)	$10,095	$(248,676)	$(225)
Other comprehensive income, net of tax:
Change in the fair market value of hedged items	436	—	436	—

Comprehensive (loss) income	(243,921)	10,095	(248,240)	(225)

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company does not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently evaluating the impact that FIN 48 will have on its condensed consolidated financial statements. The Company plans to adopt FIN 48 effective January 1, 2007.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Subsequent Events
Acquisition of WBPG. On July 7, 2006, the Company completed its acquisition of WBPG-TV, the WB affiliate in Mobile, Alabama, for $3.0 million. The Company had been operating WBPG-TV since November 30, 2005 under a local marketing agreement.
Bankruptcy of USDTV. On July 11, 2006, U.S. Digital Television Incorporated (“USDTV”) filed for Chapter 7 bankruptcy protection. The Company recorded a loss of $5.0 million in other (income) expense related to the impairment of its investment in USDTV for the three months ended June 30, 2006.
Appointment of a new Chief Executive Officer. On July 12, 2006, the Company announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer.
Acquisition of KASA. On July 26, 2006, the Company signed a purchase agreement to acquire KASA-TV, the FOX affiliate in Albuquerque, New Mexico, for approximately $55.0 million in cash from Raycom Media Inc. In connection with this purchase, the Company expects to begin operating KASA-TV on August 31, 2006 subject to a local marketing agreement. The Company expects to complete its acquisition of KASA-TV in the fourth quarter of 2006 subject to FCC approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe them to be reasonable, they are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. Any of such estimates or statements may not be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
•	volatility and changes in our advertising revenues;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and

•	changes in general economic conditions in the markets in which we compete.
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

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Executive Summary
We are an owner and operator of 30 television stations in 18 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from other broadcast-related activities, including compensation paid by networks for the broadcast of their programming and subscriber fees earned from fee-based television services.
We recorded a net loss of $244.4 million and net income of $10.1 million for the three months ended June 30, 2006 and 2005, respectively, and recorded a net loss of $248.7 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. The following are some of the key developments in our operations for the three and six months ended June 30, 2006:
•	We recorded an impairment loss of $333.6 million, comprised of a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 relating to fifteen of our television stations in the second quarter of 2006. Approximately $1.6 billion, or 78%, of our total assets as of June 30, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If the fair value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. Our common stock traded at a price that resulted in a market capitalization of $195.0 million less than total stockholders’ equity as of June 30, 2006 and our market capitalization has been less than total stockholders’ equity since April 2005. If we are required to record additional impairments of these intangible assets in future periods, it would reduce net income, which in turn could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

•	We repurchased 1,437,700 shares of common stock for approximately $13.2 million for the six months ended June 30, 2006, pursuant to our board of directors’ approved stock repurchase program.

•	On July 12, 2006, we announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer. In connection with the retirement of our former Chief Executive Officer, we recorded a $6.9 million expense, including $1.3 million of stock-based compensation.

•	We recorded an impairment of our investment of $5.0 million in U.S. Digital Television Incorporated (“USDTV”), which filed for bankruptcy protection on July 11, 2006.
Industry Trends
The broadcast television industry relies primarily on advertising revenues and faces increased competition largely from the effects of new technologies. The following summarizes certain competitive forces and risks that may impact our future operating results.
•	Political revenues from elections and revenues from Olympic games, which generally occur in even years, create fluctuations in our operating results when comparing first quarter of 2006 with the same period of 2005. According to the Television Bureau of Advertising, U.S. television station advertising increased 4.6% in the second quarter of 2006 compared to a decrease of 4.7% in the

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
second quarter of 2005 and increased 5.8% in the first half of 2006 compared to a decrease of 3.6% in the first half of 2005. (source: Television Bureau of Advertising).

•	Automotive-related advertising represented approximately 25% of our total net revenues for each of the six months ended June 30, 2006 and 2005. A significant change in these advertising revenues could materially affect our future results of operations.

•	On June 15, 2006, President George W. Bush signed the Broadcast Decency Enforcement Act into law. The new law substantially increases the maximum fine that the FCC can impose on TV and radio broadcasters from $32,500 to $325,000 per incident of indecent programming.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, derivative instruments, allowance for doubtful accounts, amortization of program rights, collectibility of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, there have been no significant changes to our critical accounting policies.
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

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record program rights agreements on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at June 30, 2006 of $55.5 million.
Subsequent Events
Acquisition of WBPG. On July 7, 2006, we completed our acquisition of WBPG-TV, the WB affiliate in Mobile, Alabama, for $3.0 million. We had been operating WBPG-TV since November 30, 2005 under a local marketing agreement.
Bankruptcy of USDTV. On July 11, 2006, USDTV filed for Chapter 7 bankruptcy protection. We recorded a loss of $5.0 million in other (income) expense related to the write-off of our investment in USDTV for the three months ended June 30, 2006.
Appointment of a new Chief Executive Officer. On July 12, 2006, we announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer.
Acquisition of KASA. On July 26, 2006, we signed a purchase agreement to acquire KASA-TV, the FOX affiliate in Albuquerque, New Mexico, for approximately $55.0 million in cash from Raycom Media Inc. In connection with this purchase, we expect to begin operating KASA-TV on August 31, 2006 subject to a local marketing agreement. We expect to complete our acquisition of KASA-TV in the fourth quarter of 2006 subject to FCC approvals.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Results of Operations
Set forth below are significant factors that contributed to our operating results for the three months ended June 30, 2006 and 2005, respectively, and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
National time sales (before agency commissions)	$39,541	$35,688	11%	$74,499	$63,616	17%
Local time sales (before agency commissions)	84,592	72,319	17%	159,594	129,723	23%
Political time sales (before agency commissions)	5,151	1,145	350%	7,001	1,429	390%
Agency commissions (related to time sales)	(19,742)	(17,688)	12%	(36,728)	(31,248)	18%
Digital revenues	1,962	1,413	39%	3,889	2,717	43%
Network compensation	484	2,781	-83%	1,302	5,601	-77%
Barter revenue	2,538	2,457	3%	5,106	4,323	18%
Other revenue	879	895	-2%	1,556	1,693	-8%

Net revenue	115,405	99,010	17%	216,219	177,854	22%

Operating costs and expenses:
Direct operating[1]	32,798	27,628	19%	66,145	54,044	22%
Selling, general and administrative	33,807	26,884	26%	67,283	51,646	30%
Amortization of program rights	7,636	6,534	17%	15,054	12,389	22%
Corporate	12,807	5,099	151%	18,579	10,354	79%
Impairment of broadcast licenses and goodwill	333,553	—	n/a	333,553	—	n/a
Depreciation and amortization of intangible assets	9,913	8,873	12%	21,865	16,912	29%

Total operating costs and expenses	430,514	75,018	474%	522,479	145,345	259%

Operating (loss) income	$(315,109)	$23,992	n/a	$(306,260)	$32,509	n/a

[1]	Excluding depreciation of $8.8 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively, and excluding depreciation of $19.3 million and $16.2 million for the six months ended June 30, 2006 and 2005, respectively.
Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenues increased $16.4 million for the three months ended June 30, 2006, compared to the same period last year, which was primarily the result of $18.3 million of net revenues generated by the stations we acquired in 2005. In addition, at stations which we owned for the entirety of 2005, network compensation decreased $2.4 million and national time sales decreased $2.1 million and offset in part by a $2.3 million increase in political time sales. We expect political revenue to increase substantially in the second half of 2006, as it is an election year in most of our markets.
Net revenues increased $38.4 million for the six months ended June 30, 2006, compared to the same period last year, which was primarily the result of $38.2 million of net revenues generated by the stations we acquired in 2005. In addition, at stations which we owned for the entirety of 2005, political time sales increased $3.7 million and local times sales increased $2.9 million offset by a $4.3 million decrease in network compensation and a $2.2 million decrease in national time sales. We expect political revenue to increase substantially in the second half of 2006, as it is an election year in most of our markets.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs, increased $5.2 million, or 19%, for the three months ended June 30, 2006 compared to the same period last year. This increase is primarily due to acquisitions that added $4.9 million in additional operating expenses.
Direct operating expenses (excluding depreciation and amortization of intangible assets), increased $12.1 million, or 22%, for the six months ended June 30, 2006 compared to the same period last year. This increase is primarily due to acquisitions that added $10.5 million in additional operating expenses, contractual costs of $0.4 million, employee compensation costs of $0.4 million and utility costs of $0.6 million.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $6.9 million, or 26%, for the three months ended June 30, 2006 compared to the same period last year. This increase is primarily a result of acquisitions that added $5.2 million in additional selling, general and administrative expenses, network affiliation costs of $0.8 million, contractual costs of $0.6 million and stock-based compensation costs of $0.5 million.
Selling, general and administrative expenses increased $15.6 million, or 30%, for the six months ended June 30, 2006 compared to the same period last year. This increase is primarily due to increased costs as a result of acquisitions, which resulted in increased selling, general and administrative expenses of $11.4 million, network affiliation costs of $1.6 million, stock-based compensation costs of $0.8 million, contractual costs of $1.3 million and employee compensation costs of $1.2 million.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $1.1 million, or 17%, for the three months ended June 30, 2006 compared to the same period last year. This increase is a result of acquisitions that added $1.4 million in additional program amortization costs offset by general decreases at our other stations.
Amortization of program rights increased $2.7 million, or 22%, for the six months ended June 30, 2006 compared to the same period last year. This increase is primarily due to increased costs as a result of acquisitions that added $3.7 million of additional program amortization costs offset by general decreases at our other stations.
Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $7.7 million for the three months ended June 30, 2006 compared to the same period last year primarily due to severance costs of $6.9 million, including $1.3 million of stock-based compensation, related to the retirement of our former Chief Executive Officer and to other stock-based compensation costs of $0.9 million.
Corporate expenses increased $8.2 million for the six months ended June 30, 2006 compared to the same period last year primarily due to severance costs of $6.9 million, including $1.3 million of stock-based compensation, related to the retirement of our former Chief Executive Officer and to other stock-based compensation costs of $0.9 million.
Depreciation and amortization of intangible assets increased $1.0 million, or 12%, for the three months ended June 30, 2006 compared to the same period last year and increased $5.0 million, or 29% for the six months ended June 30, 2006. This increase is primarily due to acquisitions.
Impairment of broadcast licenses and goodwill. At June 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $195 million less than our total stockholders’ equity as of June 30, 2006 and our market capitalization has been less than total stockholders’ equity since April

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
2005. Approximately $1.6 billion, or 78%, of our total assets as of June 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. We tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. As a result of this testing, we recorded an impairment loss of $333.6 million for the three and six months ended June 30, 2006 that included a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of our television stations.
The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
If we were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations, stockholders’ equity and the trading price of LIN TV Corp.’s class A common stock.
Other (Income) Expense
Interest expense
The following table summarizes our total interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Components of interest expense, including discount and financing fee amortization:
Credit Facility	$5,403	$2,420	$10,472	$4,764
6 1/2% Senior Subordinated Notes	6,405	6,465	12,741	11,872
6 1/2% Senior Subordinated Notes-Class B	3,714	—	7,392	—
2.50% Exchangeable Senior Subordinated Debentures	1,879	1,896	3,750	3,766
8% Senior Notes	—	—	—	1,501
Other interest (income) expense, net	(21)	54	(227)	(158)

Total interest expense, net	$17,380	$10,835	$34,128	$21,745

Interest expense, net increased $6.5 million, or 60%, for the three months ended June 30, 2006 compared to the same period last year due to higher outstanding borrowings as a result of the television stations acquired in 2005 and a higher average interest rate on our credit facility during the three months ended June 30, 2006. Interest expense, net increased $12.4 million, or 57%, for the six months ended June 30, 2006 compared to the same period last year due to higher outstanding borrowings and a higher average interest rate on our credit facility.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement that we entered into during the second quarter of 2005. We used an interest rate swap arrangement, not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. We recorded a loss on derivative instruments of $1.5 million for the three months ended June 30, 2006, attributable to a loss of $0.2 million on the sale of the interest rate swap agreement and a $1.3 million loss on the fair valuation of the derivative instruments, compared to a gain of $2.1 million for the same period last year due to fluctuations in forecasted market interest rates. We recorded a loss on derivative instruments of $0.5 million, which consisted of a gain on the sale of the interest rate swap agreement of $2.8 million and a loss of $3.3 million on the fair valuation of the derivative instruments, for the six months ended June 30, 2006 compared to a gain on derivative instruments of $1.6 million for the six months ended June 30, 2005 due to fluctuations in forecasted market interest rates.
We entered into a new interest rate swap agreement during the second quarter of 2006, which we designated as a hedging instrument under SFAS 133.
Other Items
We recorded a net loss of $244.4 million and $248.7 for the three and six months ended June 30, 2006 respectively, due primarily to the impairment loss related to broadcast licenses and goodwill. We recorded net income of $10.1 million and net loss of $0.2 million for the three and six months ended June 30, 2005, respectively.
Provision for Income Taxes
The benefit from income taxes increased $98.3 million to $91.4 million for the three months ended June 30, 2006 compared to a provision for income taxes of $6.9 million for the three months ended June 30, 2005, due primarily to deferred tax assets arising from the impairment of goodwill and broadcast licenses. The benefit from income taxes increased $94.2 million to $92.1 million for the six months ended June 30, 2006 compared to a provision for income taxes of $2.1 million for the six months ended June 30, 2005, due primarily to deferred tax assets arising from the impairment of goodwill and broadcast licenses. Our annual effective income tax rate was 26.0% and 43.9% for the six months ended June 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility. At June 30, 2006, we had cash of $11.6 million and a $275.0 million committed revolving credit facility, of which $46.0 million was outstanding at June 30, 2006, with $229.0 million committed, but undrawn.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Description of Indebtedness
The following summarizes our indebtedness (in thousands):

	June 30,	December 31,
	2006	2005
Credit Facility	$321,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $13,349 and $14,283 at June 30, 2006 and December 31, 2005, respectively)	176,651	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $7,898 and $10,003 at June 30, 2006 and December 31, 2005, respectively)	117,102	114,997

Total long-term debt	$989,753	$981,714

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
Our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B each bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.50% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.50% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of the following dates: May 15, 2008, 2013, 2018, 2023 and 2028.
Our 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to amounts owed under our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also contain change of control provisions that may require us to purchase all or a portion of each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes – Class B at a price equal to 101% of the principal amount of the notes,

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
Contractual Obligations
The following table summarizes our estimated material contractual cash obligations at June 30, 2006 (in thousands):

	July –
	December
	2006	2007-2008	2009-2011	Thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$—	$51,563	$269,437	$690,000	$1,011,000
Cash interest on debt (2)	30,530	116,995	142,567	118,821	408,913
Program payments (3)	14,992	46,981	27,353	4,285	93,611
Operating leases (4)	3,076	3,873	3,041	4,124	14,114
Operating agreements (5)	10,711	6,690	1,144	916	19,461
Local marketing agreement payments (5)	319	423	—	—	742
Acquisitions of broadcast licenses and operating assets (6)(7)	3,912	—	—	—	3,912

Total	$63,540	$226,525	$443,542	$818,146	$1,551,753

(1)	We are obligated to repay the revolving portion of our credit facility on November 4, 2011. We are required to make mandatory payments on our term loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. We are obligated to repay the remaining balance of our term loans on November 4, 2011. We are obligated to pay our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of the following dates: May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility through 2011, our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of 0.25% to 0.50% on the unused portion of the revolving credit facility based on obtaining certain debt ratios.

(3)	We have entered into commitments to purchase future syndicated news, entertainment, and sports programming. We have recorded $38.1 million of program obligations as of June 30, 2006 and have unrecorded commitments of $55.5 million for programming that is not available to air as of June 30, 2006.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into operating agreements for ratings services, news services, software maintenance agreements, equipment maintenance agreements, and other agreements related to the routine operation of our television stations.

(6)	We have entered into local marketing agreements to operate KNVA-TV, WNAC-TV and WBPG-TV for a fixed amount totaling $0.7 million as of June 30, 2006.

(7)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions in which we are committed to pay minimum future fees totaling $0.9 million as of June 30, 2006. We have also entered into an asset purchase agreement to acquire WBPG-TV for $3.0 million, which closed on July 7, 2006.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Net cash provided by operating activities was $14.3 million and $14.4 million for the six months ended June 30, 2006 and 2005, respectively.
Net cash used in investing activities was $5.8 million and $86.8 million for the six months ended June 30, 2006 and 2005, respectively. This change was primarily the result of net cash used for our acquisition of WNDY-TV and WWHO-TV for $85.0 million on March 31, 2005.
Net cash used in financing activities was $8.0 million for the six months ended June 30, 2006 due primarily to the repurchase of our class A common stock for $13.2 million offset by borrowings under our revolving credit facility of $5.0 million. Net cash provided by financing activities was $68.6 million for the three months ended June 30, 2005 due primarily to proceeds from the issuance of our long-term debt of $345.0 million, of which $170.0 million was from our credit facility and an additional $175.0 million principal amount of our 6 1/2% Senior Subordinated Notes. This was offset by an increase in our principal payments on long-term debt of $324.9 million which included the repayment of $166.4 million of our 8% Senior Notes and the repayment of $158.5 million of our old credit facility.
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
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. We plan to adopt SFAS 156 effective January 1, 2007.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R ),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We do not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We are currently evaluating the impact that FIN 48 will have on its condensed consolidated financial statements. We plan to adopt FIN 48 effective January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was approximately $321.0 million outstanding as of June 30, 2006 under our credit facility.
As of June 30, 2006, we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of June 30, 2006 would result in an estimated $2.2 million increase in annualized interest expense assuming a constant balance outstanding of $321.0 million less the notional amount of $100.0 million covered with the interest rate swap agreement.
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line items “Other liabilities” and “Other assets,” in our condensed consolidated balance sheets, respectively.
We have recorded to earnings a $1.5 million loss on derivative instruments in connection with the mark-to-market of these derivative instruments for the three months ended June 30, 2006 compared to a $2.1 million gain for the same period last year and a $0.5 million loss on derivative instruments in connection with the mark-to-market of these derivative instruments for the six months ended June 30, 2006 compared to a $1.6 million gain for the same period last year.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006 the Company’s Chief Executive Officer, who is also the Chief Financial Officer, concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A substantial percentage of our total assets consists of intangible assets, primarily comprised of broadcast licenses and goodwill. Current accounting standards require, among other things, the periodic impairment testing of goodwill and broadcast licenses. In the past and for the current financial statement period, we have been required to record impairments to our intangible assets, and we may be required to do so further in the future.
Approximately $1.6 billion, or 78%, of our total assets as of June 30, 2006 consisted of unamortized or indefinite-lived intangible assets, primarily comprising broadcast licenses and goodwill. At June 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $195 million less than our total stockholders’ equity as of June 30, 2006, and our market capitalization has been less than total stockholders’ equity since April 2005. We tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. As a result of this testing, we recorded an impairment loss of $333.6 million for the three months and six months ended June 30, 2006, consisted of a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of our television stations.
If we were required to record further impairments of our intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our board of directors approved our repurchase of up to $200 million of our class A common stock (the “Program”). Shares repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. The following table provides information about our purchases of class A common stock during the quarter ended June 30, 2006 under the Program.

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
				(in thousands)
April 1-30, 2006	—	—	—	$189,572
May 1-31, 2006	509,100	$9.06	509,100	184,962
June 1-30, 2006	334,100	8.88	334,100	181,995
Total	843,200	8.99	843,200	181,995
Item 4. Submission of Matters to a Vote of Security Holders
LIN TV Corp. held its 2006 Annual Meeting of Stockholders on May 2, 2006. Each of the following matters was approved by the stockholders by the following votes:
Proposal 1 – The election of three members to the Board of Directors to serve as Class III Directors, each for a term of three years.

Nominee	Votes For	Votes Withheld
Royal W. Carson, III	88,132,154	1,354,792
Gary R. Chapman	88,678,454	808,492
Wilma H. Jordan	88,121,209	1,365,737
Proposal 2 – The approval of the Second Amended and Restated 2002 Non-Employee Director Stock Plan increasing initial and annual awards to non-employee directors.

Votes For	Votes Against	Abstain
88,363,978	1,058,144	64,824
Proposal 3 – The ratification of the selection of PricewaterhouseCoopers LLP as LIN TV’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Abstain
88,816,409	662,522	8,015

Item 6. Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

3.4	Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2 % Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2 % Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)

4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.7	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.8	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: August 9, 2006	By:	/s/ Vincent L. Sadusky

Vincent L. Sadusky
President, Chief Executive Officer
and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ William A. Cunningham

William A. Cunningham
Vice president and Controller
(Principal Accounting Officer)

LIN Television Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,571	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 - $1,448; 2005 - $1,148)	90,918	85,575
Program rights	13,678	25,960
Other current assets	5,789	3,534

Total current assets	121,956	126,204
Property and equipment, net	223,902	237,676
Deferred financing costs	19,009	20,173
Equity investments	62,898	63,526
Program rights	19,551	7,307
Other assets	15,217	19,766
Goodwill	528,083	623,383
Broadcast licenses and other intangible assets, net	1,067,768	1,308,598

Total assets	$2,058,384	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,372	$8,292
Accrued interest expense	5,224	6,553
Accrued sales volume discount	2,016	5,287
Other accrued expenses	29,898	23,480
Program obligations	19,961	30,375

Total current liabilities	64,471	73,987
Long-term debt	989,753	981,714
Deferred income taxes, net	347,232	439,619
Program obligations	18,121	7,343
Other liabilities	54,709	60,540

Total liabilities	1,474,286	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at June 30, 2006 and December 31, 2005	10,367	14,558

Stockholders’ equity:
Investment in parent company’s common stock, at cost	(18,005)	(4,777)
Additional paid-in capital	1,083,552	1,077,225
Accumulated deficit	(476,584)	(227,908)
Accumulated other comprehensive loss	(15,232)	(15,668)

Total stockholders’ equity	573,731	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,058,384	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$115,405	$99,010	$216,219	$177,854

Operating costs and expenses:
Direct operating (excluding depreciation of $8.8 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively, and $19.3 million and $16.2 million for the six months ended June 30, 2006 and 2005, respectively)	32,798	27,628	66,145	54,044
Selling, general and administrative	33,807	26,884	67,283	51,646
Amortization of program rights	7,636	6,534	15,054	12,389
Corporate	12,807	5,099	18,579	10,354
Impairment of broadcast licenses and goodwill	333,553	—	333,553	—
Depreciation and amortization of intangible assets	9,913	8,873	21,865	16,912

Total operating costs	430,514	75,018	522,479	145,345

Operating (loss) income	(315,109)	23,992	(306,260)	32,509

Other (income) expense:
Interest expense, net	17,380	10,835	34,128	21,745
Share of loss (income) in equity investments	571	(1,463)	(1,009)	(1,709)
Minority interest in loss of Banks Broadcasting, Inc.	(3,952)	(74)	(4,191)	(286)
Loss (gain) on derivative instruments	1,538	(2,096)	492	(1,595)
Loss on extinguishment of debt	—	21	—	12,330
Other, net	5,129	(235)	5,139	166

Total other expense, net	20,666	6,988	34,559	30,651

(Loss) income before (benefit from) provision for income taxes	(335,775)	17,004	(340,819)	1,858
(Benefit from) provision for income taxes	(91,418)	6,909	(92,143)	2,083

Net (loss) income	$(244,357)	$10,095	$(248,676)	$(225)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(248,676)	$(225)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	21,865	16,912
Impairment of broadcast licenses and goodwill	333,553	—
Amortization of financing costs and note discounts	4,327	3,207
Amortization of program rights	15,054	12,389
Program payments	(15,321)	(13,817)
Loss on extinguishment of debt	—	12,330
(Gain) loss on derivative instruments	492	(1,595)
Share of income in equity investments	(1,009)	(1,709)
Deferred income taxes, net	(92,387)	1,168
Stock-based compensation	5,578	1,753
Loss on investment in USDTV	5,000	—
Other, net	(3,435)	547
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(5,643)	(4,585)
Other assets	(765)	(850)
Accounts payable	(920)	(2,220)
Accrued interest expense	(1,329)	(3,100)
Accrued sales volume discount	(3,271)	(4,002)
Other liabilities	1,183	(1,798)

Net cash provided by operating activities	14,296	14,405

INVESTING ACTIVITIES:
Capital expenditures	(5,569)	(5,213)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	2,037	3,055
Payments for business combinations, net of cash acquired	—	(85,000)
USDTV Investment and other investments, net	(2,304)	(218)

Net cash used in investing activities	(5,836)	(86,826)

FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	328	1,650
Proceeds from issuance of long-term debt	—	345,000
Long-term debt financing costs	(124)	(6,018)
Proceeds from revolver debt	5,000	60,000
Principal payments on long-term debt	—	(324,940)
Investment in parent company’s common stock	(13,228)	—
Cash expenses associated with early extinguishment of debt	—	(7,108)

Net cash (used in) provided by financing activities	(8,024)	68,584

Net increase (decrease) in cash and cash equivalents	436	(3,837)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$11,571	$10,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses, and as such, the minority interest would be in a deficit position at June 30, 2006.
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

Note 2 – Stock-Based Compensation
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
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of June 30, 2005 (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$10,095	$(225)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	382	1,052
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(472)	(822)

Pro forma net income	$10,005	$5

There were 450,369 options granted during the three months and six months ended June 30, 2006. No options were granted during the three months and six months ended June 30, 2005. In connection with the retirement of the Company’s former Chief Executive Officer, the Company recorded a $6.9 million expense, including $1.3 million related to stock-based compensation, for the three months and six months ended June 30, 2006.
Note 3 — Acquisitions
Acquisition Reserves: In connection with the Company’s acquisition of four network-affiliated television stations from Emmis Communications (“Emmis”) and the local marketing agreement for WBPG-TV on November 30, 2005, the Company recorded $8.6 million in other accrued expenses and other liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WLUK-TV, located in Green Bay, Wisconsin, and WTHI-TV, located in Terre Haute, Indiana, at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accrued expenses relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV, located in Indianapolis, Indiana, and WWHO-TV, located in Columbus, Ohio, at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the six months ended June 30, 2006 (in thousands):

		Balance as of
		December 31,			Balance as of
	Acquisition Date	2005	Payments	Adjustments	June 30, 2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	54	—	157
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$652	$(41)	7,217

		$8,416	$706	$(41)	$7,669

The employee severance costs are expected to be paid during the nine months ending September 30, 2006 and the operating agreement costs are expected to be paid through the year 2012.
Pro Forma: The results of the Viacom and Emmis stations are included in the condensed consolidated financial statements after March 31, 2005 and November 30, 2005, respectively. The following table sets forth the Company’s unaudited pro forma information as if the acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months
	Ended June 30,	Six Months Ended
	2005	June 30, 2005
Net revenues	$114,361	$210,094
Operating income	27,545	35,464
Net income	10,780	(2,463)

Note 4 — Investments
The Company has investments in joint ventures with third parties — primarily equity interests in television stations. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2006	2005
NBC Universal joint venture	$55,821	$54,803
WAND (TV) Partnership	6,558	8,595
Other	519	128

	$62,898	$63,526

Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.0 million and $0 from the joint venture in the three months ended June 30, 2006 and 2005, respectively, and received distributions of $2.0 million and $3.1 million from the joint venture in the six months ended June 30, 2006 and 2005, respectively.
The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$23,206	$23,394	$47,847	$41,700
Other expense	(16,344)	(16,379)	(32,853)	(33,233)
Net income	6,862	7,015	14,994	8,467

	June 30,	December 31,
	2006	2005
Current assets	$12,071	$10,617
Non-current assets	236,015	232,075
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $779.9 million as of June 30, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the valuation of this investment in connection with the formation of the Company in 1998.

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $0.5 million and $0.8 million as of June 30, 2006 and December 31, 2005, respectively.
The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$1,922	$1,636	$3,816	$3,145
Operating (loss) income (1)	(5,890)	88	(6,122)	(74)
Net (loss) income	(5,884)	98	(6,112)	(51)

	June 30,	December 31,
	2006	2005
Current assets	$2,387	$2,398
Non-current assets	14,164	20,702
Current liabilities	850	1,276
Non-current liabilities	3	14

(1)	Includes an impairment charge of $5.9 million relating to the broadcast license of WAND-TV.

Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining Useful	June 30,	December 31,
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	6,025	6,025
Accumulated amortization		(7,227)	(4,686)

		4,763	7,304

Indefinite-Lived Intangible Assets:
Broadcast licenses		1,063,005	1,301,294
Goodwill		528,083	623,383

		$1,591,088	$1,924,677

Goodwill		528,083	623,383
Broadcast licenses and other intangible assets, net		1,067,768	1,308,598

Total intangible assets		$1,595,851	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Six Months		Estimated amortization expense
	Ended June 30,		Ended June 30,		For the year ended December 31,
	2005	2006	2005	2006	2006	2007	2008	2009	2010	Thereafter
Amortization expense	$400	$1,159	$666	$2,541	$1,427	$434	$219	$37	$36	$2,610
At June 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $195 million less than the Company’s total stockholders’ equity as of June 30, 2006, and the Company’s market capitalization has been less than total stockholders’ equity since April 2005. Approximately $1.6 billion, or 78%, of the Company’s total assets as of June 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. The Company tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of the Company’s former Chief Executive Officer and the availability of updated market financial information, the Company tested its broadcast licenses and goodwill for impairments as of June 30, 2006. The Company used market information not available as of December 31, 2005 to calculate the fair value of the Company’s broadcast licenses and reporting units. As a result of this testing, the Company recorded an impairment loss of $333.6 million for the three and six months ended June 30, 2006, consisted of a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of the Company’s television stations.
If the Company were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations, stockholders’ equity and the trading price of LIN TV Corp.’s class A common stock.
The impairment tests as of June 30, 2006 used the same assumptions as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Credit Facility	$321,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $13,349 and $14,283 at June 30, 2006 and December 31, 2005, respectively)	176,651	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $7,898 and $10,003 at June 30, 2006 and December 31, 2005, respectively)	117,102	114,997

Total long-term debt	$989,753	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse Partners, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $7,000 and $15,000 for the three and six months ended June 30, 2005, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides advertising and promotional services to the Company. The Company recorded revenues of $21,000 and $138,000 and expenses of $41,000 and $174,000 under this arrangement for the three months ended June 30, 2006 and 2005, respectively, and recorded revenues of $26,000 and $138,000 and expenses of $65,000 and $203,000 under this arrangement for the six months ended June 30, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal, also a subsidiary of General Electric, in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum through March 3, 2013 and 9% thereafter (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions of $33.5 million on average each year during the past three years to the Company and to NBC Universal from the excess cash generated by the joint venture. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company; however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$625	$549	$1,250	$1,098
Interest cost	1,400	1,350	2,800	2,700
Expected return on plan assets	(1,475)	(1,435)	(2,950)	(2,870)
Amortization of prior service cost	30	30	60	60
Amortization of net loss	320	241	640	482

Net periodic benefit cost	$900	$735	$1,800	$1,470

The Company contributed $0.4 million and $0.8 million to the U.S. defined benefit plan during the three and six months ended June 30, 2006, respectively, and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out a total of $2,000 and $4,000 to retired employees during the three and six months ended June 30, 2006, respectively.
Note 10 – Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions.

The Company repurchased 1,437,700 shares of its class A common stock for $13.2 million under the program during the six months ended June 30, 2006 and 1,806,428 shares of its class A common stock for $18.0 million since the inception of the program.
Note 11 – Derivative Financial Instruments
Accounting Policy: The Company utilizes derivative financial instruments to reduce interest rate risks and does not hold or issue derivative financial instruments for trading purposes. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 137 and SFAS No. 138 (referred to hereafter as SFAS 133.) SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
During the second quarter of 2006, the Company entered into a contract to hedge the variability in cash flow associated with $100 million of the Company’s credit facility. The interest payments under the Company’s credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, the Company entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $0.4 million, net of taxes of approximately $0.3 million. This amount is reflected in other comprehensive income, as the Company has designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. The Company expects $0.1 million to be released into earnings over the next twelve months.
Note 12 — Comprehensive (Loss) Income
Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net (loss) income	$(244,357)	$10,095	$(248,676)	$(225)
Other comprehensive income, net of tax:
Change in the fair market value of hedged items	436	—	436	—

Comprehensive (loss) income	(243,921)	10,095	(248,240)	(225)

Note 13 – Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which is effective upon the initial adoption of SFAS 123(R). FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company does not expect that the adoption of FSP FIN 46R-6 will have a material impact on its condensed consolidated financial statements.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently evaluating the impact that FIN 48 will have on its condensed consolidated financial statements. The Company plans to adopt FIN 48 effective January 1, 2007.

Note 15 – Subsequent Events
Acquisition of WBPG. On July 7, 2006, the Company completed its acquisition of WBPG-TV, the WB affiliate in Mobile, Alabama, for $3.0 million. The Company had been operating WBPG-TV since November 30, 2005 under a local marketing agreement.
Bankruptcy of USDTV. On July 11, 2006, U.S. Digital Television Incorporated (“USDTV”) filed for Chapter 7 bankruptcy protection. The Company recorded a loss of $5.0 million in other (income) expense related to the impairment of its investment in USDTV for the three months ended June 30, 2006.
Appointment of a new Chief Executive Officer. On July 12, 2006, the Company announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer.
Acquisition of KASA. On July 26, 2006, the Company signed a purchase agreement to acquire KASA-TV, the FOX affiliate in Albuquerque, New Mexico, for approximately $55.0 million in cash from Raycom Media Inc. In connection with this purchase, the Company expects to begin operating KASA-TV on August 31, 2006 subject to a local marketing agreement. The Company expects to complete its acquisition of KASA-TV in the fourth quarter of 2006 subject to FCC approvals.