Form 10-K
period 2006-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2007-03-15
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

LIN TV Corp.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-31311

LIN Television Corporation
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

(401) 454-2880
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Class A Common stock, par value $0.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ☐                                Accelerated filer ☑                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 30, 2006 on the New York Stock Exchange) was approximately $199 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K

Portions of the Registrant’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 1, 2007	Part III

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 1, 2007: 29,053,586 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 1, 2007: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 1, 2007: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 1, 2007: 1,000 shares.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors, as well as the following:

•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;

•	adverse changes in the national or local economies in which our stations operate;

•	softening of the domestic advertising market;

•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of our acquired station businesses;

•	changes in TV viewing patterns, ratings and commercial viewing measurement;

•	the execution and timing of retransmission consent agreements relating to our digital revenues;

•	changes in our television network affiliation agreements; and

•	seasonality of the broadcast business due primarily to political advertising in even years (2002, 2004, 2006).

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

Overview

LIN TV Corp. is an independent television station owner and operator with stations located in the United States and Puerto Rico. At December 31, 2006, our stations covered approximately 9% of U.S. television households, ranking us one of the largest “pure-play” broadcast television companies in the United States. Our Company owns and operates and/or programs 29 stations, including two stations pursuant to local marketing agreements (which are described on page 12) and three low-power stations. In addition, we have equity investments in five other stations. Our stations are primarily located in the top 100 Designated Market Area (“DMA”) markets as measured by Nielsen Media Research. In this report, the terms “Company,” “LIN TV”, “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements.

Our Company provides free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by providing free daily local news coverage, making public service announcements and providing political advertising time to candidates.

We seek to have the largest local television presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by pursuing our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in nine of our markets. We plan to continue to enhance our existing and acquired television stations by applying our expertise in news programming, sales and technology.

All our stations in the United States are affiliated with one of the national television networks: ABC, CBS, NBC, FOX, CW, MyNetworkTV, Telefutura or Univision.

Our Company was incorporated on February 11, 1998, and LIN Television Corporation, our wholly-owned subsidiary, was incorporated on June 18, 1990. Our corporate offices are at Four Richmond Square, Suite 200, Providence, Rhode Island.

Discontinued operations

On October 18, 2006, our Company agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007. Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) for all periods presented. Unless otherwise indicated, the Puerto Rico operations are not included in the discussion throughout this report, which pertains to our continuing operations.

History of losses

Our Company had net losses of $234.5 million and $26.1 million for the years ended December 31, 2006 and 2005, respectively, primarily as a result of the impairment of broadcast licenses and goodwill, and interest expense. In addition, we had an accumulated deficit of $462.4 million and $227.9 million as of December 31, 2006 and 2005, respectively, and total debt of $946.8 million and $981.7 million as of December 31, 2006 and 2005, respectively.

Development of Our Business

Ownership and organizational structure

Our Company (including its predecessors) has owned and operated television stations since 1966. A group of investors, led by Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”), acquired LIN Television Corporation on March 3, 1998. On May 3, 2002, our Company, the parent of LIN Television Corporation, completed its initial public offering and our class A common stock began trading on the New York Stock Exchange.

We have three classes of common stock. The class A common stock and the class C common stock are both voting common stock, with the class C common stock having 70% of the aggregate voting power. The class B common stock is held by affiliates of Hicks Muse and has no voting rights, except that without the consent of a majority of the class B common stock, we cannot enter into a wide range of corporate transactions.

This equity structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the Federal Communications Commission (“FCC”).

The following diagram summarizes our organizational structure as of March 1, 2007:

All of the shares of our class B common stock are held by affiliates of Hicks Muse or former affiliates of Hicks Muse. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of Hicks Muse converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted to shares of class A common stock as of March 1, 2007, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of Hicks Muse would own 44.7% of the total outstanding shares of class A common stock and resulting voting power.

Hicks Muse has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock.

Our television stations

Our Company owns, operates and/or programs 29 television stations, including two stations pursuant to local marketing agreements and three low-power stations, which operate as stand-alone stations, and we have equity investments in five other stations. The following table lists the stations that we own, operate and program, or in which we have an equity investment:

								FCC
	DMA				Analog	Digital		License
Market	Rank(1)	Station		Affiliation	Channel	Channel	Status(2)	Expiration

Owned:
Indianapolis, IN	25	WISH-TV		CBS	8	9		8/1/2005	(4)
		WIIH-CA	(5)	Univision	17	—		8/13/2013
		WNDY-TV		MNTV	23	32		8/1/2005	(4)
Hartford-New Haven, CT	28	WTNH-TV		ABC	8	10		4/1/2007	(4)
		WCTX-TV		MNTV	59	39		4/1/2007	(4)
Columbus, OH	32	WWHO-TV		CW	53	46		10/1/2005	(4)
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV		NBC	8	7		10/1/2005	(4)
		WOTV-TV		ABC	41	20		10/1/2005	(4)
		WXSP-CA	(5)	MNTV	Various	Various		10/1/2005	(4)
Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV	(5)	NBC	10	31		10/1/2004	(4)
		WVBT-TV		FOX	43	29		10/1/2004	(4)
Albuquerque, NM	45	KRQE-TV	(3)(5)	CBS	13	16		10/1/2006	(4)
		KASA-TV(5)		FOX	2	27		10/1/2014
Buffalo, NY	49	WIVB-TV		CBS	4	39		6/1/2007
		WNLO-TV		CW	23	32		6/1/2007
Providence, RI-New Bedford, MA	51	WPRI-TV		CBS	12	13		4/1/2007	(4)
		WNAC-TV		FOX	64	54	LMA	4/1/2007	(4)
Austin, TX	52	KXAN-TV	(3)(5)	NBC	36	21		8/1/2006	(4)
		KNVA-TV		CW	54	49	LMA	8/1/2006	(4)
		KBVO-CA	(5)	Telefutura	Various	Various		8/1/2006	(4)
Dayton, OH	58	WDTN-TV		NBC	2	50		10/1/2005	(4)
Mobile/Pensacola, FL	59	WALA-TV		FOX	10	9		4/1/2013
		WBPG-TV		CW	55	25		4/1/2013
Green Bay, WI	69	WLUK-TV		FOX	11	51		12/1/2005	(4)
Toledo, OH	71	WUPW-TV		FOX	36	46		10/1/2005	(4)
Fort Wayne, IN	106	WANE-TV		CBS	15	31		8/1/2005	(4)
Springfield-Holyoke, MA	109	WWLP-TV		NBC	22	11		4/1/2007	(4)
Terre Haute, IN	151	WTHI-TV		CBS	10	24		8/1/2013
Lafayette, IN	188	WLFI-TV		CBS	18	11		8/1/2005	(4)

Operated by WAND (TV) Partnership:
Champaign-Springfield-Decatur, IL	82	WAND-TV		NBC	17	18	JV	12/1/2005	(4)
Operated by Banks Broadcasting, Inc.:
Wichita, KS	67	KSCW-TV		CW	33	31	JV	6/1/2014	(4)
Boise, ID	118	KNIN-TV		CW	9	10	JV	10/1/2006	(4)
Operated Under NBC Joint Venture:
Dallas-Forth Worth, TX	6	KXAS-TV		NBC	5	41	JV	8/1/2006	(4)
San Diego, CA	27	KNSD-TV		NBC	39	40	JV	12/1/2006	(4)

(1)	The DMA rank estimates are taken from Nielsen Local Universe Estimates for the 2006-2007 Broadcast Season, effective September 23, 2006. There are 210 DMAs in the United States.

(2)	All of our stations are owned and operated except for those stations noted as “LMA,” which indicates stations to which we provide programming, sales and other related services under a local marketing agreement (see “Distribution of Programming — Full-power Television” for a description of these agreements on page 11), and those noted as “JV,” which indicates a station owned and operated by a joint venture to which we are a party.

(3)	KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KXAN-TV includes a satellite station KXAM-TV. We own and operate all of these satellite stations, which broadcast identical programming as the primary station, with the exception of local news insertions.

(4)	License renewal applications have been filed with the FCC and are currently pending for the stations noted.

(5)	These stations have low power television stations and translators to extend their programming to areas not covered by the signals of the primary stations.

Our Company holds a 20% equity interest, and a subsidiary of General Electric Company holds the remaining 80% interest, in a joint venture which is a limited partner in a venture that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. NBC Universal is the general partner of the venture and operates the two stations pursuant to a management agreement. General Electric Capital Corporation (“GECC”), another subsidiary of General Electric Company, provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an interest rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash generated by the joint venture and available for distribution is distributed to us and NBC Universal based on our respective equity interests. During the year ended December 31, 2006, the venture generated $92.5 million of revenue and $4.9 million of cash was distributed to us.

We hold a 50% non-voting equity interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a CW affiliate in Wichita, and KNIN-TV, a CW affiliate in Boise. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. During the year ended December 31, 2006, Banks Broadcasting generated $5.6 million of revenue, did not distribute any cash to us, and we provided no capital contributions to it. Effective March 31, 2004, we began accounting for our investment in Banks Broadcasting under FASB Interpretation No. 46 (“FIN 46R”) “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” which requires us to consolidate Banks Broadcasting in our consolidated financial statements.

We have a 33.3% interest in WAND (TV) Partnership, which owns and operates WAND-TV, an NBC affiliate in Decatur. The remaining equity interest in this partnership is held by Block Communications, Inc. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership for a fixed annual fee. During the year ended December 31, 2006, the partnership generated $8.5 million of revenue and did not distribute any cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

Development of our business in 2006

WAPA-TV, WJPX-TV and WAPA America.  On October 18, 2006, our Company agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007. We expect to use the proceeds from the sale, net of the KASA-TV acquisition discussed below, to reduce the term loans outstanding under our credit facility.

KASA-TV Acquisition.  On July 26, 2006, we signed an agreement to acquire the station assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, from Raycom Media,

Inc. for $55.0 million in cash and began providing programming, sales and other related services for KASA-TV under a local marketing agreement on September 15, 2006. The acquisition was completed on February 22, 2007. We have consolidated its operating results and financial position under the consolidation principles of FIN 46R in our consolidated financial statements since the third quarter of 2006. We have combined the studios and operations of KASA-TV with our other Albuquerque station, KRQE-TV.

Chief Executive Officer.  On July 12, 2006, we announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer of our Company.

WBPG-TV Acquisition.  On July 7, 2006, we completed our acquisition of the assets of WBPG-TV, including the broadcast license, for $3.0 million. From November 30, 2005 through closing we provided programming, sales and other related services pursuant to a local marketing agreement.

Description of Our Business

Strategy

We seek to increase our revenues and cash flow through a number of key strategic and operating goals, including: i) growing the audiences for our television stations and Internet websites and seeking new audience segments by using other forms of digital distribution; ii) increasing our advertising, digital and other revenues; and iii) continuing our implementation of cost efficiencies and use of new technology to streamline operations.

The principal components of our strategy are to:

•	Maintain Our Local News Franchises. We operate the number one or number two local news station in 72% of our markets and generated 34% of our advertising revenues from our local news programming for the year ended December 31, 2006. We have been recognized for our local news expertise and have won many awards, including the Radio-Television New Directors Association, Edward R. Murrow award for excellence in journalism and numerous local and regional awards such as Associated Press awards and Emmys. We believe that successful local news programming is among the most important elements in attracting local advertising revenue. In addition, news audiences serve as vital lead-ins for other programming and help create a leading local station brand in the communities in which we operate, minimizing the impact of changes in the popularity of network programming on any particular station.

•	Continue to Pursue Our Multi-Channel Strategy. As a pioneer in the multi-channel strategy, we have expanded our presence in our local markets beyond that of a single channel by: i) acquiring a second station; ii) programming, providing advertising sales and other related services for another station through a local marketing agreement; iii) acquiring a low-power television station; iv) creating local cable weather channels; or v) entering into joint sales agreements. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers while also providing us with economies of scale to pursue additional and new programming services. As a result, we believe our duopoly stations provide us with a substantial competitive advantage in a number of markets where we have these additional stations and channels.

•	Maintain Our Strong and Diversified Network Relationships and Programming. We have stations affiliated with eight networks: CBS, NBC, ABC, FOX, CW, MyNetworkTV, Telefutura and Univision. Many of these network affiliation relationships are long-standing (over 10 years in length) and provide our stations with high-quality entertainment, strong national news and high-profile sports event programming, many in High-Definition (“HD”) signal form, that further differentiate our stations as leaders in the local markets we serve. We also believe that our affiliation diversification among all of the networks optimally balances our station portfolio, which results in our Company not being exposed to short-term programming or ratings changes that could otherwise impact our consolidated net revenues and cash flow.

•	Sustain and Grow Our Revenue Share. We have generally achieved revenue share greater than our audience share. Given our strong local station brands, market-leading news and sales expertise in most of the markets we serve, our goal is to convert this audience share into an even greater share of advertising revenues. As a result, we have typically been among the top stations in local and national advertising billing and market share in many of our markets.

•	Reach New Agreements for Retransmission Consent. In 1993, Congress granted local television stations the right for the first time to control retransmission of their signals on cable and satellite systems. The FCC adopted rules permitting stations the triennial option of choosing either mandatory carriage (and desirable channel placement) without compensation, (known as “must-carry”) or negotiating retransmission consent in which they could seek remuneration, but potentially bear the risk of getting reduced carriage at no, or even reverse, compensation. Despite the strength of their local news programming and audience ratings as compared with the lower-rated national cable channels, which receive sizeable license fees from cable and satellite operators, local stations were unable to obtain meaningful cash compensation for their signals. This was due to a variety of factors, but primarily related to stations’ poor negotiating leverage resulting from ownership consolidation and the lack of local competition in the cable industry. In 1999, Congress authorized satellite video carriers to distribute the signals of local stations in those stations’ local markets, so-called “local-into-local service”. The satellite carriers, DirecTV and EchoStar, initiated local-into-local over the next several years and now provide that service in all but a few very small television markets. They have proven to be formidable competitors to incumbent cable systems, garnering approximately 25 percent of pay television households by 2006. From the onset of local-into-local service the satellite carriers have paid cash compensation to local broadcast stations for carriage of their signals. In 2006, the largest telecommunications operators, ATT and Verizon, also initiated entry into the video services market in a number local markets and declared their intention to provide cable service throughout their service areas, which cover nearly all of the LIN television markets. Finally, most local broadcast stations have constructed digital transmission facilities and are broadcasting most of their prime time and other major events in HD. We believe that the heightened local competition in the delivery of multichannel video and the economic interest of pay television companies in carrying both the analog and the HD signals of broadcast television stations, combined with our strong local news rankings, duopoly station ownership positions and network affiliations, provide us with compelling negotiating positions as we pursue new retransmission consent agreements with these pay television companies for the carriage of our signals.

•	Grow Our Internet Business. Broadband penetration in most of our markets has continued to grow substantially, making the Internet available to a large portion of our audience. Our strong local television station brands and considerable news, sports, weather, traffic and other local video content, which is among the type of content most desired by Internet viewers, have provided us with the opportunity to efficiently line-extend and leverage our station brands online. We currently operate 30 websites for our local television stations and achieve approximately 4 million unique visitors and 30 million page views a month in the aggregate. We heavily cross-promote our sites using our own television station advertising inventory. We believe the Internet provides our stations with the opportunity to reach our existing and new audiences at home, out-of-home and at work and with content that we would otherwise not be able to deliver to them via broadcast distribution. The Internet also allows us to sell additional and new forms of advertising to existing and new customers. We plan to further grow the Internet portion of our business over the next several years by becoming one of the top destination websites in each of our local markets, adding more Internet dedicated employees and launching new websites.

•	Launch New Digital Services. Analog television receivers cannot receive digital transmissions nor can they display HD pictures. To enable local broadcasters to convert from analog to digital transmissions, the FCC granted virtually all broadcast television stations a second channel to initiate digital transmissions. The FCC conditioned that grant, however, on the requirement that the analog transmissions eventually be discontinued and the analog channels returned to the government for reallocation. On February 8, 2006, a Congressional mandate was signed into law setting the date for discontinuation of analog broadcasting of February 17, 2009. All but one of our stations have completed construction of their digital broadcast facilities and we anticipate that all will be constructed prior to the 2009 deadline. In addition to HD capability, digital transmissions can carry multiple program services and will eventually be able to transmit to mobile devices. We believe there are a number of potentially attractive new video and data program services we can pursue that utilize the full capacity of our digital signals. We also believe that because in our larger markets we have two digital channels, this gives us a particularly strong platform with which to launch these services. We expect to fund several research and development efforts in this area over the coming years to determine which new business applications are most advantageous for our Company.

•	Further Expand Our Regional Television Technology Centers. We operate two regional television technology centers that have centralized engineering, operations and administration for multiple stations at a single location. In Indianapolis and Springfield, we service eleven stations and six stations, respectively. We plan to further increase the productivity of these regional centers over time and believe we can accommodate more stations and functions in both regional centers.

•	Continue to Improve Our Cost Efficiencies. We have achieved companywide operating efficiencies by applying scale in the purchase of programming, ratings services and other research, national sales representation, capital equipment and other vendor services. We intend to continue this practice and seek new areas and ways to achieve improved cost efficiencies; which recently included our decision to centralize a number of additional back office functions, including station accounting, at our two shared services and accounting locations in Providence and Indianapolis.

Principal Sources of Revenue

Time sales (television advertising)

Net time sales represented approximately 95%, 92% and 91% of our total net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Our Company receives revenues principally from advertising sold in our local news, network and syndicated programming. Advertising rates are based upon a variety of factors, including:

•	size and demographic makeup of the market served by the television station;

•	a program’s popularity among television viewers;

•	number of advertisers competing for the available time;

•	availability of alternative advertising media in the station’s market area;

•	our station’s overall ability to attract viewers in its market area;

•	our station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

•	effectiveness of our sales force.

Local television markets are defined by Nielsen, an audience measurement service used by the television industry. Nielsen currently divides the United States into approximately 210 DMAs and samples television audience viewing using electronic viewing devices or meters and viewing diaries. Nielsen publishes an audience viewing report for each DMA for the months of February, May, July and November that includes the estimated television audiences for each local station and cable television network. In addition, larger television markets, where the audience is measured by electronic meters, receive daily audience data feeds from Nielsen.

Network compensation

The three oldest networks, ABC, CBS and NBC, had historically made cash compensation payments for our carriage of their network programming. However, our recent agreements with these networks now reflect a reduction and eventual elimination of network compensation payments to us and, in certain contract extensions, require us to pay compensation to the network.

In particular, the newer networks, such as FOX, CW, UPN and MyNetworkTV, provide less network programming, pay no network compensation and, in some instances, require us to pay network compensation. However, these newer networks provide us with more advertising inventory to sell than traditional networks.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations and acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Digital revenues

We generate digital revenues from advertising produced by our television stations’ Internet websites and from retransmission consent fees received from cable, direct broadcast satellite (“DBS”) and telecommunications companies for the rights to carry our analog and HD television station signals in their pay television services to consumers.

Other revenues

We receive other revenues from sources such as renting space on our television towers, renting our production facilities and providing television production services.

Sources and Availability of Programming

We program our television stations from the following program sources:

•	Locally produced news and general entertainment programming that is produced by our local television stations;

•	Network programming;

•	Syndicated programming: off-network programs, such as “The Simpsons” or “Everybody Loves Raymond”, and first-run programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”;

•	Paid programming: arrangements where a third party pays our stations for a block of time, generally in one half hour or one hour time periods to air long-form advertising or “infomercials”; and

•	Local Weather Station: we provide a 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

Our stations produce an aggregate of 521 hours of local news programming per week that we broadcast on all but three of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, our news programs have had historically high ratings and strong viewership, have served as strong lead-ins for other programs and have created strong local station brands in each of our local communities. Local news programming also allows us greater control over our programming costs.

Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

					Weekly Hours
		DMA			Network	Local News	Other Local	Contract
Network	DMA	Rank	Station		Programming	Programming	Programming	End Date

NBC	Grand Rapids-Kalamazoo-Battle Creek, MI(2)	39	WOOD-TV		92	33	0.5	12/31/2010
	Austin, TX	52	KXAN-TV		92	24	0.0	12/31/2010
	Dayton, OH	58	WDTN-TV		92	28	0.5	12/31/2010
	Springfield-Holyoke, MA	109	WWLP-TV		92	31	2.5	12/31/2010
	Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV		92	32	2.0	12/31/2010

CBS	Indianapolis, IN	25	WISH-TV		96	40	1.0	12/31/2009
	Albuquerque, NM(3)	45	KRQE-TV	(3)	96	27	0.0	12/31/2010
	Buffalo, NY	49	WIVB-TV		96	32	1.5	12/31/2009
	Providence, RI-New Bedford, MA	51	WPRI-TV		96	30	0.5	12/31/2009
	Fort Wayne, IN	106	WANE-TV		96	24	0.0	12/31/2009
	Terre Haute, IN	151	WTHI-TV		96	18	0.0	12/31/2009
	Lafayette, IN	188	WLFI-TV		96	23	0.0	12/31/2007

ABC	Hartford-New Haven, CT	28	WTNH-TV		91	32	0.0	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	(2)	91	25	0.0	8/31/2011

FOX	Norfolk-Portsmouth-Newport News, VA	42	WVBT-TV		29	7	0.5	8/30/2008
	Providence, RI-New Bedford, MA	51	WNAC-TV		29	6	0.5	6/10/2010
	Mobile/Pensacola, FL	59	WALA-TV		29	26	0.0	6/10/2010
	Albuquerque, NM	45	KASA-TV		29	7	0.0	6/30/2010
	Toledo, Ohio	71	WUPW-TV		29	9	0.0	6/10/2010
	Green Bay, WI	69	WLUK-TV		29	38	0.0	6/10/2010

CW	Columbus, OH	32	WWHO-TV		30	3	0.0	9/17/2009
	Mobile/Pensacola, FL	59	WBPG-TV		30	0	0.5	9/17/2009
	Austin, TX	52	KNVA-TV		30	0	0.5	9/17/2009
	Buffalo, NY	49	WNLO-TV		30	5	0.0	9/17/2009

MyNetworkTV	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CA	(2)	12	3	2.5	9/5/2011
	Indianapolis, IN	25	WNDY-TV		12	4	0.5	9/5/2011
	Hartford-New Haven, CT	28	WCTX-TV		12	9	0.0	9/5/2011

Telefutura	Austin, TX	52	KBVO-CA		168	0	0.0		(1)
Univision	Indianapolis, IN	25	WIIH-LP		163	5	0.0	12/31/2008

					1,975	521	13.5

(1)	An affiliation agreement is currently being negotiated; we believe that we will be able to conclude an agreement with this network.

(2)	WOTV-TV and WXSP-CA simulcast 25 hours and 2.5 hours, respectively, of locally-produced news from WOOD-TV each week.

(3)	KRQE-TV has two satellite stations, KREZ-TV and KBIM-TV.

Network programming

All of our stations are affiliated with one of the national television networks. The network affiliation agreements provide a local station exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station also has the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains all of the advertising revenues.

The programming strength of a particular national television network may affect a local station’s competitive position. Our stations, however, are diversified among the major and emerging networks, reducing the potential impact of any one network’s performance. We believe that national television network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

Our stations generated an average of 29% of their total net revenue from the sale of advertising within network programming for the year ended December 31, 2006. Our stations that are affiliated with traditional broadcast networks generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with the newer networks.

Our affiliation agreements have terms with scheduled expiration dates ranging through September 5, 2011. The chart on page 10 lists the expiration dates of each of our network affiliation agreements. Typically, these agreements either contain automatic extensions or are renewed by the network upon their expiration dates. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our Company, which would generally result from the acquisition of 50% of the voting rights of our Company. For further information about our network affiliation arrangements, see “Risk Factors — Risks Associated with Business Activities: The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.”

Syndicated programming

Our Company acquires the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include reruns of current or former network programs, such as “The Simpsons” or “Everybody Loves Raymond”, or first-run syndicated programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers or mobile video devices, which has contributed to increasing fragmentation of our local television audience.

Distribution of Programming

The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations

•	Low-power television stations

•	Cable television

•	DBS

•	Internet

•	Telecommunication systems

Full-power television stations

We own and operate 11 VHF full-power television stations that operate on over-the-air channels 2 through 13, and 15 UHF full-power television stations that operate on over-the-air channels 14 through 69. For the year ended December 31, 2006, our full-power television stations generated 99% of our net revenue, including three stations for which we provided programming, sales and other related services under local marketing agreements that contributed 6% of our net revenue during 2006.

The FCC television licenses for the two stations for which we provide programming, sales and other related services under a local marketing agreement are not owned by us. The local marketing agreements require us to pay fixed annual fees to the owners of the FCC television licenses. We incur programming costs, operating costs and the capital expenditures related to the operation of these stations, and retain all advertising revenues. In the two local markets where these stations are currently located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We also have purchase options to acquire these stations and both the local marketing and purchase option agreements have terms extending from one to two years. See “Government Regulation of the Television Industry” for a discussion of regulatory issues facing the commercial television broadcasting industry. See “Our television stations” above for a listing of our full-power television stations.

Low-power television stations

We own and operate a number of low-power television stations in five of our markets. We operate these stations either as stand-alone stations or as satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations.

In three of our markets, Albuquerque, Austin and Norfolk-Portsmouth-Newport News, we use our low power stations to extend the geographic reach of our primary stations in these markets. In three of our markets, we have affiliated our low-power stations with a national television network:

•	In Indianapolis, we operate WIIH-TV, a single low-power station affiliated with Univision, which also utilizes cable carriage to cover that portion of the market it cannot reach over-the-air.

•	In Grand Rapids, we operate WXSP-TV, a group of low-power television stations affiliated with MyNetworkTV, to cover substantially all of the local market.

•	In Austin, in addition to operating one of our low-power stations to extend the signal of KXAN-TV, we operate KBVO-TV, a group of low-power television stations affiliated with Telefutura, to cover substantially all of the local market.

Cable television, DBS and telecommunications systems

According to Nielsen, cable systems and DBS providers currently provide program services to approximately 86% of total US television households, with cable systems serving 62% and DBS serving 24%. As a result, cable, DBS and telecommunication systems are not only our primary competitors, but the primary way our television audience views our television stations.

Our Company has carriage arrangements with over 1,200 cable systems, the two major DBS providers and two telecommunications systems. These arrangements are of two different types: must-carry and retransmission consent. Under must-carry arrangements, the stations invoke an FCC rule requiring carriage by the cable system or satellite provider of local stations in their local markets and requiring local stations be carried on certain channels and on tiers of service available to all subscribers. Cable systems and satellite providers do not pay a fee for station carriage under must-carry arrangements. Under retransmission consent arrangements, stations waive their must-carry rights and elect to be carried by the cable system or satellite provider under negotiated contractual terms. These terms may include not just agreements with respect to channel positioning and service tier carriage but other compensation, such as cash payments for our stations or carriage for another program service, advertising payments or joint promotional commitments. The cash compensation received from these agreements is not currently material to our operating results.

We are required to make must-carry retransmission consent elections every three years, with the next election to be made by October 1, 2008, to become effective January 1, 2009. However, most of our stations are currently operating under month-to-month extensions of retransmission consent agreements with cable companies for carriage of our analog signals only; these cable companies do not have the rights to carry our HD signals.

Seasonality of Our Business

Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due generally to higher advertising in the spring season and due to increases in retail advertising in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years (i.e., 2002, 2004, 2006) due to additional revenues associated with election years and advertising spending by political candidates and incremental advertising revenues associated with Olympic broadcasts.

The broadcast television industry is also cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic and regional conditions in each local market our stations operate.

Dependence on a Single Customer Category

Our Company is dependent to a significant degree on automotive-related advertising. Approximately 27%, 29% and 29% of our total net revenues for the years ended December 31, 2006, 2005 and 2004, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially adversely affect our results of operations.

Digital Transition of Our Stations

The FCC granted most broadcast television stations a second channel to facilitate the transition from analog to digital transmission. On February 8, 2006, a measure was signed into law that set an unconditional digital conversion date of February 17, 2009, (the “transition date”) and included a program to subsidize the digital conversion of remaining analog receivers.

As of December 31, 2006, we have successfully converted all of the full power stations that we own and operate to digital with the exception of WBPG-TV in Mobile/Pensacola, which has not yet completed its digital construction. WBPG-TV has just recently been allotted a digital channel by the FCC, subject to final approval, and may not be permitted to initiate digital transmissions until shortly before or on February 17, 2009. Further, in order to optimize their signal coverage, WNAC-TV, WTHI-TV, WLUK-TV and KRQE-TV (including a satellite station of KRQE-TV), all of which currently operate UHF digital stations, will go through further changes to move their digital operations to their present VHF analog channel. WANE-TV is awaiting the grant of a construction permit to operate at the legal maximum power currently allowed. All six of these stations have been tentatively granted these channels, published in an FCC “Notice of Proposed Rulemaking”, and barring public objection, these will be formally granted. The costs associated with conversion of these stations to their final digital operation are estimated at $3.3 million over the next two years. We also own and operate many low power “translator” stations as part of these full power stations. We will incur an additional cost of approximately $1.5 million over the next two years to convert these translator stations to digital.

During 2006 the FCC allowed the broadcast industry to file applications to modify low power stations to digital. Most of our stations were able to apply to operate our existing low power stations as digital channels. However, some of our low power stations could not operate digitally on their current channel because the channel is not included in the FCC’s revised channel plan (channels 2 to 51) that will be in effect after February 17, 2009, or the channel would have an interference problem after digital conversion. For these low power stations, we were able to request what the FCC terms a “companion channel”. With the companion channel, low power stations can operate digitally on a new channel. In the case of our low power stations, most filed to stay on their existing channels and the remainder were granted a companion channel. In some cases our low power stations will be able to extend their coverage beyond that presently offered by the station’s existing analog channel. The cost to convert these stations to digital operation is $0.8 million over the next two years.

Competitive Conditions in the Television Industry

The television broadcast industry has become highly competitive over the past ten years as a result of new technologies and new program distribution systems. Local cable systems, which offer television viewers hundreds of program choices, now compete for advertising dollars that were generally exclusive to local television stations. In some of our local markets, we compete directly against other local broadcast stations and cable systems that are owned by one of the major media companies that have greater financial and programming resources than we do. The chart below illustrates some of the competitive forces that we face in terms of audience, advertising revenues and programming.

Competition for:
	Viewing	Advertising
	Time	Revenues	Programming

Other local television stations	X	X	X
Cable television networks	X	X	X
Local cable systems	X	X
Local telecommunications systems	X	X
DBS	X
Internet	X	X
Game systems (i.e. Playstation, XBox 360)	X
DVDs	X
Computers and mobile video devices (i.e. iPods, etc.)	X		X
Local radio stations		X
Newspapers		X
Outdoor advertising		X

The television broadcast industry is undergoing a period of consolidation and significant technological change. Many of our current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than we do. We believe, however, that our local news programming, network affiliations and sales management have enabled us to compete effectively in our markets.

Government Regulation of the Television Industry

Overview of regulatory issues

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	allocating frequency bands to broadcast television, allotting specific channels (frequencies) to specific cities, and approving the location, operating power and types of transmission of each television station;

•	establishing limits on the number of television stations which may be owned nationally and in each local market either separately or in conjunction with other media;

•	establishing eligibility criteria for ownership of broadcast television station licenses and approving license renewals and transfers;

•	enforcing various broadcast programming content laws or regulations including those barring or restricting obscene or indecent content, mandating children’s educational programming and regulating advertising directed at children; and

•	overseeing certain broadcast health and employment regulations.

The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

License renewal, assignment and transfer of broadcast licenses

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast license without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. The FCC must grant the renewal application if it finds that the incumbent has served the public interest and has not committed any serious violation of FCC rules. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. We are in good standing with respect to each of our FCC licenses. Our licenses have expiration dates ranging between 2004 and 2014. The table on page 4 includes the expiration date of each of our licenses. We have timely filed license renewal applications for each of our stations. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. We expect to renew each of these licenses but we make no assurance that we will be able to do so. Certain of our licenses have pending applications for renewal that we expect to be reviewed and granted in 2007.

Regulation of ownership of broadcast licenses

On a national level, FCC rules generally prevent an entity or individual from having an “attributable” interest in television stations that collectively have an aggregate audience reach in excess of 39% of all U.S. households. For this purpose only 50% of the television households in a market are counted towards the 39% national restriction if the station in that market is a UHF station. The percentage of all U.S. households that our stations reach is approximately 9%.

The FCC’s “duopoly” rule generally prohibits or restricts an entity from having attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger, independently owned television operations. Waivers of the rule are also available where one of the stations has failed, is failing or is unbuilt. Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus, subject to certain exceptions, are permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated at a date yet to be determined, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but dual licenses may be transferred only where the two-station combination continues to qualify under the duopoly rule.

We have acquired four of our stations that we had previously provided programming, sales and other related services for under a local marketing agreement. Three markets, Grand Rapids-Kalamazoo-Battle Creek, Norfolk-Portsmouth-Newport News and Albuquerque satisfied the requirement for a sufficient number of post-merger, independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New

Haven applied for and was granted an unbuilt-station duopoly waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations. Eligibility for a waiver will depend upon the station’s future performance. In the event that the FCC determines that the grandfathered local marketing agreement in Austin and Providence is ineligible for conversion to full ownership, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current local marketing agreement. However, the rules may not be implemented or interpreted in such a manner.

The FCC also limits the combined local ownership of a newspaper and a broadcast radio or television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same local market.

In 2003, the FCC voted to revise and in most cases liberalize substantially several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the FCC for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. In June 2006, the FCC adopted a further rulemaking proceeding to reexamine the ownership rules in light of the court decision. That proceeding is ongoing. Meanwhile, in 2004, Congress by statute fixed the limit on nationwide ownership of television broadcast stations at 39% of all U.S. households and the FCC has conformed its rules to that statute.

The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally nonattributable interests. Moreover, pending completion of a court-ordered rulemaking, the FCC has restored an exemption to attribution of voting stock in any entity, which has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC’s consents for certain future acquisitions.

Regulatory issues involving alien ownership

The Communications Act restricts the ability of foreign entities or individuals to own or vote certain interests in broadcast licenses. A foreign corporation or non-US citizen cannot own more than 20% of a corporation that holds a broadcast license. Also, no corporation may hold the capital stock of another corporation holding a broadcast license if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen absent specific FCC authorization.

Regulatory issues involving programming and station operations

The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s local market. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identifications, contest and lottery advertising and program ratings guidelines.

The FCC is in the process of determining what, if any, additional public interest programming obligations will be imposed on digital broadcast transmissions. The FCC determined that broadcasters who carry multiple programs on their digital facilities must provide additional children’s educational programming.

The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming. Congress adopted legislation, which President Bush signed into law in June 2006, which increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation and put the licenses of repeat offenders in jeopardy. We are unable to predict whether the enforcement of these regulations will have a material adverse effect on our ability to provide competitive programming.

The FCC has suggested that violent programming may be regulated in the same manner that indecent programming is now, according to an as-yet unadopted FCC report to Congress. It is expected that the FCC will ask Congress to grant it the authority to regulate violent content in 2007, as well as ask Congress to adopt a definition of excessive violence for the FCC to use in applying those regulations to broadcasters. We are unable to predict whether the adoption and enforcement of such regulations would have a material adverse effect on our ability to provide competitive programming.

The FCC also requires broadcast stations to comply with its own set of equal employment opportunity outreach rules and has adopted standards regulating the exposure of station employees and the public to potentially harmful radio frequency radiation emitted by our broadcast facilities.

Regulatory restrictions on broadcast advertising

The advertising of cigarettes and smokeless tobacco on broadcast stations is banned. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. We cannot predict whether any such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits. Campaign finance legislation, which became effective in November 2002, restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. This legislation was upheld by the U.S. Supreme Court, but is subject to further interpretation by the Federal Elections Commission. The legislation has survived judicial appeals but is still subject to further restrictive interpretation by the Federal Election Commission, whose actions we cannot predict.

Regulatory issues involving cable must-carry or retransmission consent rights

The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its local market. Must-carry rights are not absolute. Cable systems may decline carriage for a variety of reasons, including a lack of channel capacity for smaller systems, the inability of the station asserting must-carry rights to deliver a good quality signal to the cable system or the presence of a more proximate duplicate affiliate of the same network. Stations asserting must-carry rights are not permitted to receive additional compensation from the cable systems carrying their stations. If a station owner chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

Must-carry rights are limited to carriage within a station’s local market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions or which are without strong networks or local news operations and to systems in areas dominated by a single cable operator or where there are overlapping signals from stations in adjacent markets. Otherwise, stations generally elect to negotiate retransmission consent agreements with cable systems. A retransmission consent agreement, by contrast, is generally elected where a station seeks not just carriage but compensation from the cable system. Retransmission consent agreements are also required for carriage on systems outside of a station’s local market. Compensation may include cash or other forms of payment, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market.

Regulatory issues involving DBS systems

There are currently in operation two full-service DBS systems that serve the U.S. market: DirecTV and DISH Network. DBS systems provide programming similar to that of cable systems on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment.

Due to limitations in channel capacity and a copyright law restriction limiting distribution of network stations only to areas which could not get terrestrial broadcast signals, DBS systems did not carry local broadcast signals in the local areas served by those stations until recently. Both DirecTV and EchoStar have substantially increased their channel capacity and Congress has amended the satellite compulsory license to permit the satellite carriers to provide local signals in their local markets; Congress reaffirmed this “local-into-local” provision and the prohibition on importation into local markets of stations from distant markets. As with cable carriage, broadcasters have been given the right to negotiate retransmission consent for these local signals in exchange for compensation or, where local service has been initiated, to demand carriage as a matter of right for no compensation. Both DirecTV and EchoStar have now initiated carriage of local stations in most of our markets.

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

The FCC is currently reviewing its rules governing the relationship between broadcast television networks and their affiliates. We are unable to predict when and how the FCC will resolve these matters.

Regulatory issues involving the transition to digital television

All U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. The FCC has approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.

The FCC has already allocated to nearly every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters were not required to pay for this new DTV channel, but will be required to relinquish their analog channel on February 17, 2009.

The FCC has declared its intention to place all DTV stations in a “core” broadcast band consisting of channels 2-51 by February 17, 2009 and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. In September 2002 and June 2003, the FCC auctioned off much of the spectrum now occupied by broadcast channels 54, 55 and 59. The channels can be used for any purpose other than analog television and cannot be used until vacated by any incumbent broadcasters. We participated in the auction and purchased this spectrum in several of our markets, including those markets where we have either an analog or a digital broadcast channel 54 or 59. On February 8, 2006, a measure was signed into law requiring the FCC to auction off the remaining spectrum by January 28, 2008 and requiring all analog broadcast transmissions to cease by February 17, 2009. The measure also provided for a subsidy to provide free digital converters to consumers with analog receivers who depend on over-the-air service and do not subscribe to cable or satellite service.

Broadcasters must also pay certain fees for nonbroadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the “must carry” requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the “primary” digital program channel and then only upon the cessation of analog signals.

In some cases, conversion to digital operations may reduce a station’s geographical coverage area. Moreover, some of our stations have channels that are in the spectrum to be cleared for resale by the FCC and it is likely, but with no guarantee, that the replacement channels will fully replicate existing service. In most instances, our digital service may exceed the current service we provide. In addition, the FCC’s current implementation plan would maintain the secondary status of low-power television stations with respect to DTV operations and many low-power television stations, particularly in major markets, will be displaced, including some of ours.

Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances regarding the nature of future FCC regulation as a result of this study.

Recent regulatory developments, proposed legislation and regulation

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, the FCC has considered, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine that could have a material adverse affect on our results of operations. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 (the “Telecommunications Act” or the “Cable Act”), or of the regulations and policies of the FCC under either Act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

Employees

As of December 31, 2006, our Company employed in continuing operations 2,119 full time employees, 254 of which were represented by unions. Our Puerto Rico operations, which are reflected in our consolidated financial statements as discontinued operations under the provisions of SFAS 144, has 215 employees of which 135 employees are represented by unions. We believe that our employee relations are generally good.

Available Information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our Internet website (at http://www.lintv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material, to the SEC.

We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available there to any stockholder who is interested in reviewing this information. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.

Item 1A.	Risk Factors

Risks Associated with Our Business Activities

Our operating results are primarily dependent on advertising revenues, which can vary substantially from period to period based on many factors beyond our control. As a result, we may be more vulnerable to economic downturns than businesses in other industries.

Our operating results are primarily dependent on advertising revenue, which can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may make it difficult for us to repay our debt obligations or cause the value of our common stock to decline. Our ability to generate advertising revenues depends on factors such as:

•	national and local economic conditions;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur on the even years, create large fluctuations in our operating results on a year-to-year basis.

We depend to a significant degree on automotive advertising.

Approximately 27%, 29% and 29% of our total revenues for the years ended December 31, 2006, 2005, and 2004, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

If we are unable to reach retransmission consent agreements with cable and other pay television companies for the carriage of our stations’ signals, we could lose audience share and revenues.

In connection with the distribution of local broadcast television station signals to cable television and other pay television service subscribers in individual markets, the Communications Act permits the stations to choose either mandatory carriage (“must-carry”) or retransmission consent. Under must-carry, the station informs the cable or pay television company that the station’s signal is required to be distributed to the company’s subscribers, but there is no compensation to the station for such distribution. Under retransmission consent, the station notifies the local cable or pay television company that it elects to begin negotiations to determine if they can agree on the economic terms under which the cable or pay television company will be given permission to distribute the broadcast station’s signals, analog, HD, or both, to the company’s subscribers. If no agreement is reached, the cable or pay television company cannot distribute the station’s signal to its subscribers and the broadcast station must rely on its over-the-air signal and other forms of competitive distribution (DBS and telecommunications) to reach its audience and provide programming and advertising.

If we enter into retransmission consent negotiations with a number of local cable and pay television companies but are unable to reach agreement with respect to economic terms for the carriage of our station signals, our local television station audience, ratings and advertising revenues could substantially decline and there could be a material adverse impact to our results of operations.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of December 31, 2006, we had approximately $946.8 million of consolidated indebtedness and approximately $588.7 million of consolidated stockholders’ equity. We may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	require us to dispose of television stations or other assets at times or on terms that may be less advantageous than those we might otherwise be able to obtain;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rates on our credit facility vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

In addition, our debt instruments require us to comply with covenants, including, among others, those that restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures. These covenants restrict the manner in which we conduct our business and may impact our operating results. Further, our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness under our debt agreements or under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our credit facility. Consents or amendments that may be required in the future may not be available on reasonable terms, if at all.

Our indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The holders of our 2.50% Exchangeable Senior Subordinated Debentures can also require us to repurchase all or a portion of the debentures, totalling $125 million, on each of May 15, 2008, 2013, 2018, 2023 and 2028.

Any of these consequences could have a material adverse effect on our business, liquidity and results of operations.

We have a history of net losses and a substantial accumulated deficit.

We had net losses of $234.5 million and $26.1 million for the years ended December 31, 2006 and 2005, respectively, primarily as a result of impairment of our broadcast licenses and goodwill, and interest expense. In addition, as of December 31, 2006 and 2005, we had accumulated deficits of $462.4 and $227.9 million, respectively. These losses may or may not recur, and our net losses and accumulated deficit may therefore continue indefinitely. As a result, we may not have sufficient funds to operate our business.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness or sell assets on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock and the market, if any, for our debt.

We have a material amount of intangible assets and we have recorded substantial impairments in prior periods. Future write-downs of intangible assets would reduce net income, which could materially and adversely affect our results of operations and the value of our class A common stock.

Approximately $1.6 billion, or 74%, of our total assets as of December 31, 2006 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, that goodwill and certain other intangible assets be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant. Future impairment charges could significantly adversely impact our reported results of operations and stockholders’ equity. We recorded an impairment of our broadcast licenses of $238.3 million during the year ended December 31, 2006 and we recorded an impairment of goodwill of $95.3 million and $33.4 million during the years ended December 31, 2006 and 2005, respectively.

Our class A common stock traded at a price that resulted in a market capitalization less than our total stockholders’ equity as of December 31, 2006, and has done so since April 2005. If we determine in a future period as part of our testing for impairments of intangible assets and goodwill, that the carrying amount of our intangible assets exceeds the fair market of value of these assets, we may incur an impairment charge which could have a material adverse effect on our results of operations and the trading price of our class A common stock.

Our strategy has historically included seeking growth through acquisitions of television stations, which could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. We acquired seven television stations during the last two years. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete additional station acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired stations. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

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

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable to those persons under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or newspaper in the same market. As of March 1, 2007, affiliates of Hicks Muse owned 23,502,059 shares of our nonvoting class B common stock, which represents 44.7% of our capital stock, and one share of our class C common stock, which represents less than 0.1% of our capital stock, but represents 35% of the outstanding voting power.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a majority of voting power, thereby reducing the voting power of our other shareholders.

Hicks Muse and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to FCC approval. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of Hicks Muse would own approximately 44.7% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets that may directly or indirectly compete with our company for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

Moreover, Royal W. Carson, III, a director, and Hicks Muse together own all of our class C common stock and therefore possess 70% of the combined voting power. Accordingly, Mr. Carson and Hicks Muse together have the power to elect our entire board of directors and, through this control, to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Mr. Carson has prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital

Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund L.P. does not have an investment in us. In addition, Peter S. Brodsky, a director of our Company, is a partner of HM Capital Partners LLC, an affiliate of Hicks Muse.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable television, Internet services, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders, DVDs and home video and entertainment systems and mobile video devices have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

New technologies may affect our broadcasting operations.

Our television broadcasting business is subject to rapid technological change, evolving industry standards, and the emergence of new technologies. We cannot predict the effect such technologies will have on our broadcast operations, but the capital expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to could aggressively compete with our business.

It will be difficult to take us over, which could adversely affect the trading price of our class A common stock.

Affiliates of Hicks Muse effectively determine whether a change of control will occur through their ownership rights of one of the two outstanding shares of class C common stock and all of the shares of our class B common stock. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Mr. Carson and Hicks Muse and the voting power that affiliates of Hicks Muse would hold upon conversion of their shares of class B stock into class A stock or class C stock, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of class A common stock. These provisions and controlling ownership by affiliates of Hicks Muse could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks, and in other cases, we make cash payments to certain networks.

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. Some of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to us on the same basis as it currently provides programming or compensation to our stations. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience, short term loss of market share or slower market growth due to advertiser uncertainty about the switch, costs of building a new or larger news operation and other increases in station programming costs, if necessary, and the cost of the equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year-to-year with programs coming to the end of their production cycle and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in the affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the broadcast license has been broadcasting, whether it is a VHF or a UHF license, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the other station’s non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

The use of an alternative method of valuing our network affiliations could have a significant adverse impact on our results of operations.

Some broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market;

•	The length of time that the broadcast license has been broadcasting;

•	Whether the station is a VHF station or a UHF station;

•	The quality of the broadcast signal and location of the broadcast station within the market;

•	The audience acceptance of the local news programming and community involvement of the local television station; and

•	The quality of non-network programming carried by a station.

We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we have used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all of the markets in which we operate, beyond the cost of negotiating a new agreement with another network and the value of any terms that were more or less favorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

Some broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

If we were to adopt this alternative method for valuing network affiliations, the value of our broadcast licenses and goodwill as reported on our balance sheet would be reduced and the value of our other intangible assets would be proportionately increased. As a result, our expenses relating to the amortization of intangible assets could increase significantly as more value would be assigned to an amortizing asset and this increase could materially reduce our operating income and materially increase our net loss.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each station and the market in which it operates.

The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

GECC, a subsidiary of General Electric Company, provided debt financing for a joint venture between us and NBC Universal, another subsidiary of General Electric Company, in the form of an $815.5 million, non-amortizing senior secured note due 2023, which is an obligation of the joint venture and not us. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $285.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us.

Annual cash interest payments on the note are approximately $66.1 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks Muse’s acquisition of LIN Television Corporation. The note is not our obligation nor the obligation of any of our subsidiaries and has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to our Company pursuant to a guarantee, which could trigger the change of control provisions under our existing indebtedness. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture had cash balances at December 31, 2006 of $11.9 million for the purpose of making interest payments on the note when due. Both NBC Universal and us have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC Universal nor us make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

Our industry is subject to significant syndicated and other programming costs. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in impairments and write-offs that increase station operating costs. We may be exposed in the future to increased programming costs, which may adversely affect our operating results.

Our industry is subject to a government-mandated analog to digital conversion process which may cause us to lose viewership and advertising revenues.

Federal legislation now requires us to cease all analog transmissions by February 17, 2009. Approximately 15% of all television households now receive television exclusively by means of over-the-air transmissions such as those transmitted by our stations and millions of additional households who subscribe to cable or DBS also have additional receivers which receive over-the-air transmissions. Households without DBS or cable service are substantially greater viewers of local stations such as ours than DBS or cable households. The federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters. The subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of or choose to take advantage of the subsidy. As a result, the transition to digital may cause some households to lose service and induce others to subscribe to satellite or cable service, reducing our viewership and advertising revenues.

Implementation of digital television improves the technical quality of over-the-air broadcast television. However, conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and that of the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently provide services to under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. In addition, federal law prohibits one company from owning broadcast television stations that collectively have service areas encompassing more than an aggregate 39% share of national television households. Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

In 2003, the FCC voted to revise and, in most cases, substantially liberalize several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the FCC for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. In June 2006 the FCC adopted a further rulemaking proceeding to reexamine the ownership rules in light of the court decision. That proceeding is ongoing.

We are unable to predict the timing or outcome of any FCC deliberations. Should the FCC’s amended rules ultimately become effective, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or both of the stations in Austin and Providence for which we currently provide programming, sales and other related services under local marketing agreements and for which we have purchase option agreements to purchase these stations. Should we be unable to do so, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of the current further rulemaking. We had net revenues of $24.0 million, or 6%, of our total net revenues, attributable to local marketing agreements for the year ended December 31, 2006.

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

If the United States becomes engaged in new, large scale foreign hostilities or if there is a terrorist attack against the United States, we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. As a result, any related future loss of revenue and increased expenses could negatively effect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Company maintains our corporate headquarters in Providence under an operating lease that expires on December 31, 2009.

Each of our stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Tower and transmitter sites are located in areas that provide optimal coverage to each of our markets. We own substantially all of the offices where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the station properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites.

Item 3.	Legal Proceedings

Our Company is involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Company held a Special Meeting of Stockholders on December 1, 2006. The following matter was approved by the stockholders by the following votes:

Proposal 1 — Approval of the Third Amended and Restated 2002 Non-Employee Director Stock Plan.

Votes For	Votes Against	Abstain

69,849,672	10,340,922	10,826

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common stock of our Company is listed on the New York Stock Exchange under the symbol “TVL”. There is no established trading market for our class B common stock or our class C common stock. The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low

2005
1st Quarter	$19.37	$16.31
2nd Quarter	17.12	13.88
3rd Quarter	15.49	13.68
4th Quarter	14.18	11.01

2006
1st Quarter	$11.49	$8.80
2nd Quarter	9.39	7.40
3rd Quarter	7.94	6.12
4th Quarter	10.14	7.35

Our Company has never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of cash dividends. We do not anticipate paying any such dividends in the foreseeable future.

As of December 31, 2006, there were approximately 39 stockholders of record of our class A common stock, 21 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

The common stock of LIN Television Corporation, all of which is held directly by us, has not been registered under the Securities Exchange Act of 1934 and is not listed on any national securities exchange.

Issuer purchases of equity securities

On August 17, 2005, our board of directors approved the repurchase by us of up to $200 million of our class A common stock (the “Program”). Share repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the quarter ended December 31, 2006 no purchases of class A common stock were made under the Program.

Equity compensation plans

The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Phantom Stock Plan, 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, Third Amended and Restated 2002 Non-Employee Director Stock Plan and Sunrise Stock Plan, as of December 31, 2006:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under the
	exercise of	exercise price of	stock-based
	outstanding options	outstanding options	compensation
Plan category	warrants and rights(1)	warrants and rights(2)	plans (3)

Stock-based compensation plans approved by security holders	3,100,815	$9.21	3,309,249
Stock-based compensation plans not approved by security holders	—	—	—

(1)	Includes 46,191 phantom stock units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of our class A common stock or both. As a result of the merger with Sunrise Television Corp in 2002, we assumed options to purchase 3,018 shares of class A common stock, with an exercise price of $13.33.

(2)	The 46,191 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 2,816,769 shares available for future issuance under the 2002 Stock Plan, excluding 1,446,421 shares available for future issuance under the 1998 Stock Option Plan, which we do not intend to re-grant and consider unavailable for future grant, and 492,480 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards”, which awards may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Comparative stock performance graph

The following graph compares the cumulative total return of our class A common stock for the period from May 2, 2002, the date our class A common stock was first traded on the New York Stock Exchange, through December 31, 2006 with (i) the NYSE Composite Index and (ii) a peer index consisting of the following “pure play” broadcast television companies: ACME Communications, Inc., Granite Broadcasting Corporation, Gray Communications Systems, Inc., Hearst Argyle Television, Inc. Sinclair Broadcasting Group, Inc. and Young Broadcasting Inc. (the “Television Index”). The graph assumes the investment of $100 in our class A common stock and in each of such indices on May 2, 2002. The performance shown is not necessarily indicative of future performance. Liberty Corp., a constituent of our Television Index prior to 2006, is not included in our Television Index for 2006 as a result of its acquisition by Raycom Media, Inc., a privately-held company, in January 2006.

	5/2/2002	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
LIN TV Corp. (TVL)	$100.00	$110.68	$117.32	$86.82	$50.64	$45.23
NYSE Composite Index	100.00	81.30	105.11	117.89	126.08	148.85
Television Index	100.00	77.38	99.29	77.82	55.46	57.72

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2006. The selected financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto. The historical results presented are not necessarily indicative of future results. All financial information shown reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Consolidated Statement of Operations Data:
Net revenues	$426,100	$321,149	$315,242	$290,298	$294,175
Operating costs and expenses:
Direct operating(1)	114,420	90,868	85,589	84,366	79,988
Selling, general and administrative	124,704	92,229	81,812	76,390	67,477
Amortization of program rights	25,682	25,384	22,559	19,433	16,846
Corporate	32,253	21,253	18,585	16,216	13,417
Restructuring charge	4,746	—	—	—	—
Depreciation and amortization of intangible assets	38,115	31,179	29,219	29,121	25,898
Impairment of goodwill and intangible assets	333,553	33,421	—	51,665	—

Total operating costs and expenses	673,473	294,334	237,764	277,191	203,626

Operating (loss) income	(247,373)	26,815	77,478	13,107	90,549
Other (income) expense:
Interest expense, net	70,464	47,041	45,761	57,094	92,644
Share of income in equity investments	(3,708)	(2,543)	(7,428)	(478)	(6,328)
Minority interest in Banks Broadcasting	(4,527)	(451)	(454)	—	—
Gain on derivative instruments	(1,185)	(4,691)	(15,227)	(2,620)	(5,552)
Gain on redemption of investment in Southwest Sports Group	—	—	—	—	(3,819)
Fee on termination of Hicks Muse agreements	—	—	—	—	16,000
Loss on early extinguishment of debt	—	14,395	4,447	53,621	5,656
Other, net	4,813	(15)	1,555	1,018	2,956

Total other expense, net	65,857	53,736	28,654	108,635	101,557

(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(313,230)	(26,921)	48,824	(95,528)	(11,008)
(Benefit from) provision for income taxes	(74,891)	6,868	(33,334)	3,738	18,104

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(238,339)	(33,789)	82,158	(99,266)	(29,112)
Discontinued operations:
Income from discontinued operations, net of tax	3,839	7,648	8,874	8,664	11,604
(Loss) gain from sale of discontinued operations, net of tax	—	—	(1,284)	212	982
Cumulative effect of change in accounting principle, net of tax	—	—	3,290	—	(30,689)

Net (loss) income	$(234,500)	$(26,141)	$93,038	$(90,390)	$(47,215)

(1)	Excluding depreciation of $33.4 million, $29.2 million, $28.2 million, $27.9 million, and $25.2 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Basic (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(4.86)	$(0.66)	$1.63	$(1.99)	$(0.70)
Income from discontinued operations, net of tax	0.08	0.15	0.18	0.17	0.28
(Loss) gain from sale of discontinued operations, net of tax	—	—	(0.03)	—	0.02
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—	(0.73)

Net (loss) income	$(4.78)	$(0.51)	$1.85	$(1.81)	$(1.13)

Weighted-average number of common shares outstanding used in calculating basic (loss) income per common share	49,012	50,765	50,309	49,993	41,792

Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(4.86)	$(0.66)	$1.52	$(1.99)	$(0.70)
Income from discontinued operations, net of tax	0.08	0.15	0.16	0.17	0.28
(Loss) gain from sale of discontinued operations, net of tax	—	—	(0.02)	—	0.02
Cumulative effect of change in accounting principle, net of tax	—	—	0.06	—	(0.73)

Net (loss) income	$(4.78)	$(0.51)	$1.72	$(1.81)	$(1.13)

Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	49,012	50,765	54,056	49,993	41,792

Consolidated Balance Sheet Data: (at period end)
Cash and cash equivalents	$6,085	$11,135	$14,797	$9,475	$143,860
Intangible assets, net	1,574,125	1,931,981	1,649,240	1,673,430	1,711,312
Total assets	2,125,846	2,406,633	2,058,424	2,115,910	2,334,370
Total debt	946,798	981,714	632,841	700,367	864,520
Total stockholders’ equity	588,721	828,872	855,963	762,134	860,205

Cash Flow Data: (net cash provided by (used in))
Operating activities	$79,735	$39,235	$87,792	$52,538	$75,030
Investing activities	(24,995)	(358,860)	(7,562)	9,749	33,367
Financing activities	(53,546)	315,963	(74,908)	(196,672)	18,227

Other Data:
Distributions from equity investments	$4,890	$4,953	$7,948	$7,540	$6,405
Program payments	(26,525)	(24,922)	(21,175)	(17,388)	(18,915)
Stock-based compensation	8,990	3,738	419	147	894

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented. Accordingly, for all years discussed, our management’s discussion and analysis of financial condition and results of operations reflects our Puerto Rico operations as discontinued.

Executive Summary

Our Company owns and operates and/or programs 29 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a much lesser extent, from other broadcast-related activities.

We recorded net losses of $234.5 million and $26.1 million for the years ended December 31, 2006 and 2005, respectively, compared to net income of $93.0 million in 2004. The following are some of our operating highlights for 2006 compared to 2005:

•	Our gross local advertising revenues, excluding political advertising revenues, increased by 26% in 2006 primarily due to the 2005 and 2006 acquisitions. Local advertising revenues represented 56%, 61% and 57% of total advertising revenues for the years 2006, 2005 and 2004, respectively.

•	Our gross national advertising revenues, excluding political advertising revenues, increased by 13% for 2006 primarily due to the 2005 and 2006 acquisitions. National advertising revenues represented 32%, 38% and 37% of total advertising revenues for the years 2006, 2005 and 2004, respectively.

•	Our gross political advertising revenues were $58.1 million for 2006 of which $48.6 million were national and $9.5 million were local. Political advertising revenues represented 12%, 1% and 6% of total advertising revenues for the years 2006, 2005 and 2004, respectively.

•	Our digital revenues, which include revenues generated by our Internet websites and retransmission consent fees, increased 68% to $7.2 million in 2006 compared to $4.3 million in 2005 and $3.0 million in 2004. Our television stations currently operate 30 websites that cumulatively achieve over 4 million unique visitors and 30 million page views per month.

•	During our second quarter of 2006, we recorded an impairment charge of $333.6 million, comprised of a broadcast license impairment of $238.3 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million.

•	We repurchased 1,437,700 shares of common stock for approximately $13.2 million for the year ended December 31, 2006, pursuant to our Board of Directors’ approved stock repurchase program.

•	On July 12, 2006, we announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer. In connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million severance expense, including $1.5 million of stock-based compensation, in the year ended December 31, 2006.

•	In the second quarter of 2006, we recorded an impairment of $5.0 million for our entire investment in U.S. Digital Television LLC (“USDTV”), which filed for bankruptcy protection on July 11, 2006.

•	On October 18, 2006, we entered into an agreement to sell our Puerto Rico operations, including WAPA-TV, WJPX-TV and WAPA America, to InterMedia Partners VII, L.P., (“InterMedia”) for $130 million in cash, subject to certain closing adjustments. The transaction is expected to close at the end of the first quarter of 2007.

•	During the fourth quarter of 2006, we recorded a pre-tax restructuring charge of approximately $4.7 million as part of an approved plan to centralize accounting for all of our owned and operated stations and to eliminate or reduce other contractual and lease costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices.

Industry trends

The broadcast television industry is primarily reliant on advertising revenues and faces increased competition largely from new technologies. The following summarizes certain of the developments, competitive forces, and risks that may impact our future operating results. For a discussion of other factors that may affect our business, see Item 1A. Risk Factors.

•	On February 8, 2006, the President signed into law a measure requiring the FCC to auction off the remaining analog broadcasting spectrum by January 28, 2008 and requiring all analog broadcast transmissions to cease by February 17, 2009. The measure also provided for a subsidy to provide free digital converters to consumers with analog receivers who depend on over-the-air service and do not subscribe to cable or satellite service.

•	Networks have increasingly made the renewal or extension of affiliation agreements contingent upon a reduction or eventual elimination of network compensation payments and, in certain contract extensions, have required broadcast stations to pay compensation to the network. In addition, UPN and WB Networks ceased operating as a network after September 20, 2006 and two new networks were launched, the CW television network and MyNetworkTV.

•	Fragmentation of all media resulting from the growth of the Internet and the proliferation in the number of national program services, together with industry consolidation for a number of larger advertising categories, has increased the competition for and impacted the pool of available national advertising dollars, resulting in a decline of our national advertising revenues. Excluding political advertising, we received 32% of our advertising revenues from national advertisers in 2006 compared to 37% in 2004. We expect this trend to continue.

•	We no longer have exclusive rights to off-network programs for time periods where we do not air our local news or network programs. Many of these programs now air on national cable channels or can be purchased on DVDs or via downloads to computers and mobile video devices by our television audience. This causes a further fragmentation of our television audience making it more difficult to maintain or increase the rates we charge our advertisers.

•	Political revenues from elections and revenues from Olympic Games, which generally occur on the even years, continue to create large fluctuations in our operating results on a year-to-year basis. According to the Television Bureau of Advertising, (i) U.S. television advertising increased 8.6% in 2006 due largely to political advertising; (ii) U.S. television advertising decreased 5.7% in 2005 due largely to the loss of political advertising and (iii) U.S. television advertising increased 10.3% in 2004 due largely to political advertising and advertising in the Olympic Games.

•	We depend on automotive-related advertising that represented approximately 27%, 29% and 29% of our total net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. A significant change in these advertising revenues could materially affect our future results of operations.

Business Transactions

We have developed our business through a combination of acquisitions, dispositions and organic growth. We had the following business transactions during 2006:

•	WBPG-TV Acquisition — On July 7, 2006, we completed our acquisition of the assets of WBPG-TV, including the broadcast license, for $3.0 million. Since November 30, 2005 we had been providing services to this station under a local marketing agreement.

•	KASA-TV Acquisition — On July 26, 2006, we signed an agreement to acquire the station assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, from Raycom Media, Inc. for $55.0 million in cash and began providing programming, sales and other related services for KASA-TV under a local marketing agreement on September 15, 2006. The acquisition was completed on February 22, 2007. We have consolidated the operating results and financial position of KASA-TV under the consolidation principles of FIN 46R in our consolidated financial statements since the third quarter of 2006. We have combined the studios and operations of KASA-TV with our other Albuquerque station, KRQE-TV.

•	Puerto Rico Disposition — On October 18, 2006, we agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007. Accordingly, this discussion reflects our Puerto Rico operations as discontinued for all periods presented.

During 2005 and 2004 we acquired, exchanged or disposed of the following businesses and assets:

Type of
Date	Station/Business	Transaction	Transaction Price

11/30/2005	Emmis Stations:(1)	Acquisition	$257.2 million
KRQE-TV
WALA-TV
WLUK-TV
WTHI-TV

3/31/2005	Viacom Stations:	Acquisition	$85.0 million
WNDY-TV
WWHO-TV

5/14/2004	WEYI-TV	Disposition	$24.0 million

(1)	As part of this transaction, we also began providing programming, sales and other related services under a local marketing agreement to WBPG-TV, the CW affiliate serving Mobile/Pensacola, on November 30, 2005 and we secured a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval.

Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, stock-based compensation, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. The accounting policies and estimates discussed below are particularly critical to understanding our consolidated financial statements. For additional information about these and other accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report. We have discussed each of these critical accounting policies and related estimates with the audit committee of our Board of Directors.

Valuation of long-lived assets and intangible assets

Approximately $1.6 billion, or 74%, of our total assets as of December 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by SFAS 142, we test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments.

Also as required by SFAS 142, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

We recorded an impairment charge of $333.6 million during the second quarter of 2006 that included a broadcast license impairment of $238.3 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million. As required by SFAS 142, we performed interim quarterly tests because we determined that events had occurred and circumstances had changed that would more likely than not reduce the fair value of our reporting units below the carrying amounts. As a result of the continued decline in the trading price of our class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units.

The impairment tests performed during the second quarter of 2006, used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.

As required by SFAS 142, we have performed our annual test for impairment of broadcast licenses and goodwill as of December 31, 2006, 2005 and 2004. As a result of these annual tests no impairment was recorded as of December 31, 2006 and 2004 and an impairment of $33.4 million was recorded as of December 31, 2005. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

We based the valuation of broadcast licenses on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying values of our broadcast licenses, if we were to decrease the market revenue growth by one percent and by half of the projected growth rate, we would incur an impairment of our broadcast licenses of $5.3 million and $4.3 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, we would incur no impairment of our broadcast licenses. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, we would incur an impairment of our broadcast licenses of $25.4 million and $103.7 million, respectively.

Our Company based the valuation of goodwill on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	10.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying value of our goodwill, if we were to decrease the market revenue growth by one percent and by half of the projected growth rate, the enterprise value of our reporting units would decrease by $22.9 million and $21.0 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our reporting units would decrease by $7.6 million and $11.2 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our reporting units would decrease by $39.8 million and $89.6 million, respectively.

In addition, we would then be required to take these enterprise values to the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($533.0 million at December 31, 2006). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.

Network affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the local news programming and community involvement of the local television station. The local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the top-rated station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have affiliations with local television stations that have the largest prime time audience in the local market in which the station operates regardless of the network’s prime time rating.

Some broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

If we were to assign higher values to our acquired network affiliation agreements and, therefore, less value to our broadcast licenses, it would have a significant impact on our operating results. The following chart reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2006 (in thousands, except per share data):

		Percentage of Total Value
		of Broadcast Licenses
		Reassigned to Network
		Affiliation Agreements
	As Reported	50%	25%

Balance Sheet (As of December 31, 2006):
Broadcast licenses	$1,037,736	$518,868	$778,302
Other intangible assets, net (including network affiliation agreements)	536,389	951,483	743,936

Statement of Operations (Year Ended December 31, 2006):
Depreciation and amortization of intangible assets	38,115	72,706	55,411
Operating loss	(247,373)	(281,964)	(264,669)
Loss from continuing operations	(238,339)	(260,823)	(249,581)
Net loss	(234,500)	(256,984)	(245,742)
Net loss per diluted share	$(4.78)	$(5.24)	$(5.01)

We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets in which we operate beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each station and the market in which it operates.

Valuation allowance for deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such a determination was made.

In the fourth quarter of 2004, we reversed our tax valuation allowance related to federal income taxes which resulted in a $50.1 million increase in our benefit from income taxes. We made the determination that it was more likely than not that our deferred tax assets would be realized in the future based on the positive evidence of our historical performance over the last three years and our projections for future results of operations. Lower interest rates compared to prior years and increased operating results from our stations acquired from Viacom and Emmis were key factors in our determination.

Revenue recognition

We recognize advertising and other program-related revenue during the financial statement period in which advertising or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees at the time those services are performed. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue in the amounts of $9.5 million, $7.6 million and $8.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. We incurred barter expense in the amounts of $9.3 million, $8.0 million and $8.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-based compensation

On October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based employee compensation arrangements. This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

We estimate the fair value of stock-based awards using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, the Securities and Exchange Commission Staff Accounting Bulletin No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical volatilities of our Class A common stock and expected forfeitures are estimated using our historical experience and the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from our current estimates, our stock-based compensation expense and results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS No. 123R for the year ended December 31, 2006, the three-month period ended December 31, 2005 and the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

			Based On the Accounting Rules Under
			SFAS 123R	APB 25
			Three Month	Nine-Month
	Year Ended		Period Ended	Period Ended	Year Ended
	December 31,		December 31,	September 31,	December 31,
	2006	2005	2005	2005	2004

Direct operating	$1,053	$201	$201	$—	$—
Selling, general and administrative	1,793	746	421	325	63
Corporate	6,144	2,791	1,244	1,547	356

Share-based compensation expense before tax	8,990	3,738	1,866	1,872	419

Income tax benefit (@ 35% statutory rate)	(3,147)	(1,308)	(653)	(655)	(147)

Net stock-based compensation expense	$5,843	$2,430	$1,213	$1,217	$272

We expect stock-based compensation expense to increase over the next two years and we have not yet recognized compensation expense relating to unvested employee stock options and stock awards of $10.3 million in the aggregate that will be recognized over a weighted-average period of approximately 2 to 2.3 years.

Prior to October 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by APB 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant in these periods. We adopted the provisions of SFAS No. 123 through disclosure only.

The following table illustrates the effect on net (loss) income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in these periods (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net (loss) income, as reported	$(26,141)	$93,038
Add: Stock-based employee compensation expense, included in reported net income, net of tax effect	1,106	216
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)

Net (loss) income, pro forma	$(26,322)	$90,405

Basic net (loss) income per common share, as reported	$(0.51)	$1.85
Basic net (loss) income per common share, pro forma	(0.52)	1.80

Diluted net (loss) income per common share, as reported	(0.51)	1.72
Diluted net (loss) income per common share, pro forma	$(0.52)	$1.67

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	Nine
	Months Ended	Year Ended
	September 30,	December 31,
	2005	2004

Volatility	24%	24%
Risk-free interest rates	3.7 - 3.8%	2.0 - 4.4%
Weighted average expected life	3 - 6 years	3 - 10 years
Dividend yields	0%	0%

Amortization of program rights

We amortize program rights over the estimated broadcast period of the underlying programs. Program rights are analyzed by management on an ongoing basis through a review of ratings, program schedules and revenue projections, among other factors. If the projected future net revenues are less than the current carrying value of the program rights, we write-down the program rights to equal the amount of projected future net revenues. Our total program rights were $30.2 million and $33.3 million at December 31, 2006 and 2005, respectively.

Retirement plan actuarial assumptions

Our retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87 Employer’s Accounting for Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

We have a number of noncontributory defined benefit retirement plans covering certain of our employees. Contributions are based on period actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

The selection of the assumptions used to determine pension expense or income involves significant judgment. Our long-term return on asset (ROA) and discount rate assumptions are considered the key variables in determining pension expense or income. To develop the long-term ROA assumption, we considered the current level of expected returns on risk-free investments, the historical level of the risk premium associated with the other asset classes in which we invested pension plan assets, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon an asset allocation within our policy allocation ranges to develop the long-term ROA assumption. Our policy asset allocation ranges are between 60% and 70% for equities and between 30% and 40% for debt securities. The long-term ROA assumption for our pension plans in 2007 is 8.25%, unchanged from 2006 and 2005. The actual ROA, based upon actuarial values was 11.5% and 7.2% for years ended December 31, 2006 and 2005, respectively.

The discount rate assumption was determined by selecting a rate that would reflect the weighted rate on a theoretical high quality bond portfolio that would closely match the various durations of our pension liability duration. Our plan has an average duration consistent with a typical, ongoing pension plan. Accordingly, we look to the Moody’s Aa rate as an appropriate benchmark. The discount rate assumption for our pension plans in 2007 is 5.75%, compared to the discount rate of 5.75% for 2006 and 5.5% for 2005. Our pension expense is expected to be approximately $3.4 million in 2007. For every 2.5% that the actual pension plan asset return exceeds or is less than the long-term ROA assumption for 2007, our pension expense for 2007 would change by approximately $0.1 million. An increase or decrease of 25 basis points in the discount rate assumption for 2007 would increase or decrease our pension expense for 2007 by approximately $0.5 million.

We do not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We contributed $1.6 million and $0.9 million to the retirement plans in 2006 and 2005, respectively. We anticipate contributing approximately $3.0 million to the retirement plans in 2007.

In addition, we have $19.0 million of pension deferred actuarial losses resulting from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (actual earnings, rates of turnover and retirement). These losses are amortized and included in future pension expense over the average employee service period of approximately five years. Although they are included in the liabilities disclosed in Note 11 — Retirement Plans, of the notes to the consolidated financial statements, they have not yet been reflected on our balance sheet.

As required under SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” we have recorded the unfunded status of our plan of $27.3 million in our balance sheet as of December 31, 2006, in other liabilities (long-term). We have also provided additional disclosures regarding the actuarial losses or gains, the prior service cost not yet recognized and the amount that will be recognized during the next 12 months.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements. We plan to adopt SFAS 156 effective January 1, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. The amount required to be recognized is that which has a greater than fifty percent probability of being realized upon ultimate settlement. The cumulative effect of FIN 48 is to be recorded as an adjustment to beginning retained earnings. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We are currently evaluating the impact of this statement on our consolidated financial statements. We will adopt FIN 48 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We will adopt SFAS 159 effective January 1, 2008.

Results of Operations

Set forth below are key components that contributed to our operating results for the years ended December 31, 2006, 2005 and 2004. Our results of operations from year to year are significantly affected by the impact of consolidating KASA-TV, effective July 26, 2006 and Banks Broadcasting, effective March 31, 2004, in accordance with FIN 46R, and our acquisition of television stations from Viacom and Emmis in 2005. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance.

Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.

Our results of operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2006 vs 2005	2005	2005 vs 2004	2004
		(dollars in thousands)

Revenues:
Local time sales	$261,478	26%	$208,154	10%	$189,868
National time sales	148,324	13%	130,810	6%	123,646
Political time sales	58,133	1110%	4,805	(78)%	21,591
Digital revenues	7,192	68%	4,274	42%	3,009
Network compensation	2,907	(72)%	10,454	(15)%	12,361
Barter revenues	9,508	25%	7,633	(11)%	8,607
Other revenues	3,342	24%	2,700	(20)%	3,363
Agency commissions	(64,784)	36%	(47,681)	1%	(47,203)

Net revenues	$426,100	33%	$321,149	2%	$315,242

Operating costs and expenses:
Direct operating (excluding depreciation of $33.4 million, $29.2 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively)	$114,420	26%	$90,868	6%	$85,589
Selling, general and administrative	124,704	35%	92,229	13%	81,812
Amortization of program rights	25,682	1%	25,384	13%	22,559
Corporate	32,253	52%	21,253	14%	18,585
Depreciation and amortization of intangible assets	38,115	22%	31,179	7%	29,219
Restructuring charge	4,746	100%	—	—	—
Impairment of broadcast licenses and goodwill	333,553	—	33,421	100%	—

Total operating costs and expenses	673,473	129%	294,334	24%	237,764

Operating income	$(247,373)	(1023)%	$26,815	(65)%	$77,478

Three-Year Comparison

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.

Net revenues increased 33% or $105.0 million for the year ended December 31, 2006 compared with the year ended December 31, 2005. The increase was due primarily to: (a) an increase of $57.5 million related to the stations acquired in 2005 and 2006 from Emmis, Viacom and Raycom, (“the 2005 and 2006 acquisitions”) (b) an increase in political revenue of $40.1 million and (c) an increase in local airtime sales of $19.5 million, offset by (d) a decrease in network compensation of $7.3 million and (e) an increase in sales-related agency commissions of $8.8 million. The increase in political revenues in 2006 is a result of Congressional, state and local elections and the related advertising by politicians and political parties in the local markets in which our stations operate. The decrease in network compensation is a result of our renewed network affiliation agreements and the reduction or elimination of compensation in these agreements.

Net revenues increased 2% or $5.9 million for the year ended December 31, 2005 compared to the prior year. The increase was due primarily to: (a) an increase related to the stations acquired from Emmis and Viacom in 2005 (“the 2005 acquisitions”) of $20.7 million, (b) an increase in local time sales of $3.7 million, and (c) a decrease in sales-related agency commissions of $2.7 million, offset by decreases of (d) $16.8 million in political revenue, (e) $2.0 million in network compensation (f) $1.8 million in barter revenue and (g) $1.1 million in national time sales. The significant decrease in political revenues resulted from 2004 being a Presidential election year.

Local advertising revenues for the year ended December 31, 2006 increased 26% over the prior year to $261.5 million. Local advertising revenues for the year ended December 31, 2005 increased 10% over the prior year to $208.2 million. Most of these increases related to the 2005 and 2006 acquisitions.

Our Company operates the number one or number two local news stations in 72% of our markets and generated 34% of our advertising revenues from local newscasts in both 2006 and 2005. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national advertising revenue.

Net revenues attributable to Banks Broadcasting, which was consolidated in accordance with FIN 46R effective March 31, 2004, was $5.6 million, $5.7 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Direct operating expenses (excluding depreciation and amortization of intangible assets), which consists primarily of news, engineering, programming and music licensing costs, increased $23.5 million or 26% for the year ended December 31, 2006 compared to the prior year. This increase is primarily due to additional operating expenses from the 2005 and 2006 acquisitions of $16.3 million, a $1.0 million increase in employee compensation costs due to a modest increase in annual salaries, a $1.2 million increase in contractual costs primarily relating to music license fees, a $0.9 million increase in stock based compensation from the expensing of stock options under SFAS 123R, and a general increase in utility costs due to rate increases of $0.7 million,

Direct operating expenses increased $5.3 million or 6% for the year ended December 31, 2005 compared to the prior year. The increase is primarily due to a $2.2 million increase in employee compensation and $3.6 million related to the 2005 acquisitions.

Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, increased $32.5 million or 35% for the year ended December 31, 2006 compared to the prior year. This increase is primarily due to $16.8 million in increased costs related to the 2005 and 2006 acquisitions, a $4.4 million increase in contractual costs, an increase in employee compensation and benefit costs of $4.2 million, a $2.6 million increase in network affiliation costs as a result of the renewed affiliation contracts and the related decrease in network compensation, and a $1.0 million increase in stock based-compensation from the expensing of stock options under SFAS 123R. The $4.4 million increase in contractual costs is due primarily to a new agreement negotiated with our audience rating service. The $4.2 million increase in compensation and benefit costs is due to an increase in employee compensation costs due to a modest increase in annual salaries and increased sales commissions.

Selling, general and administrative expenses increased $10.4 million or 13% for the year ended December 31, 2005 compared to the prior year due to due to a $5.7 million increase in employee compensation, $5.5 million in increased costs related to the 2005 acquisitions, a $0.7 million increase in contractual costs, a $0.7 million increase in stock-based compensation from expensing of stock options under SFAS 123R during the fourth quarter of 2005, and other general increases.

Selling expenses as a percentage of net revenues were 7.9%, 7.8% and 7.2% for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization of program rights, which represent costs associated with the amortization of syndicated programming, features and specials, increased $0.3 million or 1% for the year ended December 31, 2006 compared to the prior year and increased $2.8 million or 13% for the year ended December 31, 2005 compared to the prior year. The 2005 and 2006 acquisitions added $6.5 million of additional program amortization costs to the year ended December 31, 2006 and the 2005 acquisitions added $3.9 million of additional programming costs to the year ended December 31, 2005. In 2006, these increased costs from the 2005 and 2006 acquisitions were almost entirely offset by decreases at our other stations.

Corporate expenses, which represent costs associated with the centralized management of our stations, increased $11.0 million or 52% for the year ended December 31, 2006 compared to the prior year due primarily to severance costs of $7.1 million, including $1.5 million of stock-based compensation, related to the July 2006 retirement of our former Chief Executive Officer and to an increase in other stock-based compensation costs of $1.8 million.

Corporate expenses increased $2.7 million or 14% for the year ended December 31, 2005 compared to the prior year due primarily to an increase of $2.4 million in stock-based compensation expense as a result of the adoption of SFAS 123R on October 1, 2005.

Depreciation and amortization of intangible assets increased $6.9 million or 22% for the year ended December 31, 2006 compared to the prior year and increased $2.0 million or 7% for the year ended December 31, 2005 compared to the prior year. These increases were due to an increase of $9.3 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively, for the 2005 and 2006 acquisitions, offset by general decreases in the depreciation costs of existing stations.

Restructuring Charge reflects a plan we initiated during the fourth quarter of 2006 to centralize accounting for all of our owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the restructuring plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We paid approximately $0.5 million of the costs during the year ended December 31, 2006 and we expect to pay the balance of approximately $4.2 million during 2007.

The activity for the restructuring reserve liability for the year ended December 31, 2006 is as follows (in thousands):

	Balance			Balance
	as of	Year Ended		as of
	December 31,	December 31, 2006		December 31,
	2005	Expenses	Payments	2006

Severance and related	$—	$(4,402)	$420	$(3,982)
Contractual and other	—	(344)	75	(269)

Total	$—	$(4,746)	$495	$(4,251)

Impairment of broadcast licenses and goodwill increased $300.2 million for the year ended December 31, 2006 compared to the prior year and $33.4 million for the year ended December 31, 2005 compared to the prior year. As a result of the impairment testing required by SFAS 142, we recorded non-cash impairment charges during the years ended December 31, 2006 and 2005 of $333.6 million and $33.4 million, respectively. No impairments were required to be recorded during the year ended December 31, 2004. (For further information regarding these charges, see Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements; Valuation of long-lived assets and intangible assets on page 38).

Other (Income) Expense

The following table summarizes our total net interest expense (in thousands):

	Year Ended December 31,
	2006	2005	2004

Credit Facility	$22,350	$10,169	$9,623
$375,000, 6 1/2% Senior Subordinated Notes	25,347	24,408	13,541
$190,000, 6 1/2% Senior Subordinated Notes — Class B	14,721	3,709	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	7,518	7,533	7,556
$166,440, 8% Senior Notes	—	1,501	15,459
Interest income and other interest costs	528	(279)	(418)

Total interest expense, net	$70,464	$47,041	$45,761

Net interest expense increased $23.4 million or 50% for year ended December 31, 2006 compared to the prior year and increased $1.3 million or 3% for year ended December 31, 2005 compared to the prior year. These increases are attributable to increased borrowings in late 2005 to support the 2005 acquisitions.

Share of income in equity investments increased $1.2 million for the year ended December 31, 2006 compared to the prior year due to increased operating results for the joint venture with NBC Universal. Share of income in equity investments decreased $4.9 million for the year ended December 31, 2005 compared to the prior year due to the impairment of the broadcast license and lower operating results for the WAND (TV) Partnership and reduced operating results for the joint venture with NBC Universal.

Gain on derivative instruments, derived from the mark-to-market adjustment of the carrying value of such instruments on our balance sheet, decreased $3.5 million for the year ended December 31, 2006 compared to the gain from the prior year due to fluctuations in market interest rates. The gain we recorded for the twelve months ended December 31, 2006 consisted of a gain on the settlement of an interest rate swap agreement of $2.8 million and a loss of $1.6 million on the fair valuation of our derivative instruments. During 2006 and 2005, our derivatives consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006.

The gain on derivative instruments decreased $10.5 million for the year ended December 31, 2005 compared to the gain from the prior year due to fluctuations in market interest rates.

The derivative instruments during 2004 consisted solely of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures.

We entered into a new interest rate swap agreement during the second quarter of 2006 to hedge the variability in cash flow associated with $100 million of our credit facility, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments. We designated this interest rate swap agreement as a hedging instrument under SFAS 133. Accordingly, changes in value of this agreement are recorded in other comprehensive income and released into earnings over the life of the agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.

Other items included a loss on the extinguishment of debt of $14.4 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively. The 2005 loss related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early extinguishment of $166.4 million of 8% Senior Notes due 2008 and unamortized financing fees related to our credit facility. The 2004 loss is related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early extinguishment of $38.6 million of 8% Senior Notes due 2008.

Income Taxes reflected a benefit from income tax of $74.9 million for the year ended in December 31, 2006 compared to a provision for income tax of $6.9 million in the prior year. The change in income taxes was primarily a result of the increase in intangible asset impairment charges in 2006 compared to 2005. In 2006 we recorded an impairment charge of $333.6 million related to our broadcast licenses and goodwill, and in 2005 we recorded an impairment loss of $33.4 million related to our goodwill.

We recorded an income tax benefit of $74.9 million for the year ended December 31, 2006, which represents an effective rate of 25.6% as compared to a provision for income tax of $6.9 million for the year ended December 31, 2005, which represented a negative effective income tax rate of 23.8%.

For the year ended December 31, 2005, we recorded a provision of $6.9 million compared to a benefit of $33.3 million for the year ended December 31, 2004 primarily due to a $50.1 million reduction of our valuation allowance in 2004. In 2004, based upon all available evidence, we determined that a substantial portion of our deferred tax assets would be realized and as a result we eliminated our valuation allowance.

Results of Discontinued Operations

On October 18, 2006, we agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007.

Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144 for all periods presented.

The carrying amounts of assets and liabilities of our Puerto Rico operations as of December 31, 2006, segregated on our balance sheet as “held for sale” under the provisions of SFAS 144 are as follows (in thousands):

Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total Assets	$126,165

Accounts payable	$933
Accrued sales volume discount	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total Liabilities	$15,095

The following table presents summarized information for our Puerto Rico operations that were previously included in historical operating results (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net revenues	$52,519	$59,235	$61,471
Operating income	5,088	15,555	23,529
Net income	3,839	7,648	8,830

WEYI-TV

On May 14, 2004, we completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. During the year ended December 31, 2004, we recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million.

The operating results of WEYI-TV have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

The following table presents summarized information for WEYI-TV included in 2004 historical results (in thousands):

Year Ended
December 31,
2004

Net revenues	$3,257
Operating income	960
Net income	44

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At December 31, 2006, our Company had cash of $6.1 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of December 31, 2006, subject to certain covenant restrictions.

Contractual Obligations

The following table summarizes our estimated future contractual cash obligations at December 31, 2006 (in thousands):

	2007	2008-2010	2011-2012	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$10,313	$123,756	$140,931	$690,000	$965,000
Cash interest on debt(2)	54,519	134,684	61,146	58,325	308,674
Program payments(3)	34,762	48,021	6,482	1,638	90,903
Operating leases(4)	5,229	2,716	673	1,182	9,800
Operating agreements(5)	12,989	17,341	784	909	32,023
Local marketing agreement payments(6)	767	—	—	—	767
Severance and contractual costs from restructuring(7)	4,586	—	—	—	4,586
Acquisitions of broadcast licenses and operating assets(8)	52,250	—	—	—	52,250

Total	$175,415	$326,518	$210,016	$752,054	$1,464,002

(1)	We are obligated to repay our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We are obligated to make mandatory quarterly payments on the $275.0 million term loan under our credit facility beginning December 2007. We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2 Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debenture. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $42.8 million of program obligations as of December 31, 2006 and have unrecorded commitments of $48.1 million for programming that is not available to air as of December 31, 2006.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into a variety of operating agreements used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	We have entered local marketing agreements to operate KNVA-TV, WNAC-TV and KASA-TV for a fixed amount totaling $0.8 million as of December 31, 2006.

(7)	As a result of our 2006 restructuring charge we committed to payments for future severance and other contractual costs of approximately $4.2 million as of December 31, 2006.

(8)	On February 22, 2007, we completed the purchase of KASA-TV for $55.0 million in cash and had already paid five percent of the purchase price in the form of a deposit as of December 31, 2006. We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions in which we are committed to pay minimum future fees totaling $0.7 million and an additional $2.1 million if we exercise these options. As we have not committed to purchase these stations, these funds are not included as committed payments per the above table.

Because their future cash outflows are uncertain, the above table excludes our defined benefit retirement plans, deferred taxes and executive compensation. Additional information regarding our financial commitments at December 31, 2006 is provided in the notes to our consolidated financial statements. See Note 7 “Debt”, Note 11 “Retirement Plans” and Note 14 “Commitments and Contingencies” of our consolidated financial statements.

Summary of Cash Flows

The following table presents summarized cash flow information for the year ended December 31, (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Cash provided by operating activities	$79,597	$39,235	$87,792	40,362	103%	(48,557)	(55)%
Cash used in investing activities	(24,995)	(358,860)	(7,562)	333,865	(93)%	(351,298)	4646%
Cash (used in) provided by financing activities	(53,408)	315,963	(74,908)	(369,371)	(117)%	390,871	(522)%

Net increase (decrease) in cash and cash equivalents	$1,194	$(3,662)	$5,322	$4,856	(133)%	$(8,984)	(169)%

Net cash provided by operating activities increased $40.4 million to $79.6 million for the year ended December 31, 2006 compared to $39.2 million for the prior year. This increase was primarily the result of $19.8 million decrease in program payments and an increase of $18.0 million in cash provided by changes in operating assets and liabilities offset by an increase in cash utilized by discontinued operations of $1.0 million. The change in operating assets and liabilities is primarily due to a $7.0 million increase in accounts payable related to invoices for capital expenditures.

Net cash provided by operating activities decreased $48.6 million to $39.2 million for the year ended December 31, 2005 compared to $87.9 million for the prior year. This $48.6 million decrease was primarily the result of $25.2 million increase in program payments, a $15.5 million decrease in net income after adding back non-cash items, and an increase of $12.2 million in cash provided by changes in operating assets and liabilities. The change in operating assets and liabilities is a result of, an $8.1 million increase in accounts payable and an $18.9 million increase in accrued expenses related to the 2005 acquisitions and the timing of payments, offset by a $17.2 million increase in accounts receivable due to a decrease in cash collected from customers.

Net cash used in investing activities decreased $333.9 million to $25.0 million for the prior year. The decrease was due primarily to the 2005 acquisitions.

Net cash used in investing activities increased $351.3 million to $358.9 million for the year ended December 31, 2005 compared to $7.6 million for the prior year. The increase was primarily due to the $342.2 million spent on the 2005 acquisitions.

Net cash used in financing activities decreased $369.4 million to $53.4 million for the year ended December 31, 2006 compared to cash provided by financing activities of $316.0 million for the prior year. The increase was due to the 2005 refinancing of existing debt and increased new borrowings related to the 2005 acquisitions and to the 2006 pay-down of the revolving credit facility and purchases of treasury stock.

Net cash provided by financing activities increased $390.9 million for the year ended December 31, 2005 compared to $75.0 million used in financing activities for the prior year. The increase was primarily due to the 2005 refinancing of existing debt and increased new borrowings related to the 2005 acquisitions.

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

Description of Indebtedness

The following is a summary of our outstanding indebtedness as of December 31 (in thousands):

	2006	2005

Credit Facility	$275,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $12,411 and $14,283 at December 31, 2006 and 2005, respectively)	177,589	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $5,791 and $10,003 at December 31, 2005 and 2004, respectively)	119,209	114,997

Total debt	946,798	981,714
Less current portion	10,313	—

Total long-term debt	$936,485	$981,714

Credit Facility

The following table summarizes the material terms of our credit facility (dollars in thousands):

Credit Facility
	Revolving	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2006	$—	$275,000
Unused balance at December 31, 2006	275,000	—

Average rates for year ended December 31, 2006:
Adjusted LIBOR	4.32% to 5.40%	4.32% to 5.62%
Applicable margin	1.25% to 1.50%	1.25% to 1.50%

Interest rate	5.57% to 6.90%	5.57% to 6.87%

The revolving credit facility may be used for general corporate purposes and acquisitions of certain assets, including share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory payments of our terms loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. For example, we expect to repay approximately $70 million of our term loans in 2007 as a result of the sale of our Puerto Rico operations, net of the KASA-TV purchase.

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At December 31, 2006, we were in compliance with the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See table summarizing our total net interest paid for years ended December 31, 2006, 2005 and 2004 on page 50.)

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes  — Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated Notes	Senior Subordinated
	Subordinated Notes	— Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness including our credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2 Senior Subordinated Notes and 6 1/2 Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes.

The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of our class A common stock based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The Base Exchange Rate plus the Applicable Stock Price less the Base Exchange Price divided by the Applicable Stock Price multiplied by the Incremental Share Factor

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect. The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the Base Exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the Base Exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of our common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

					2.50%
					Exchangeable
			6 1/2% Senior	6 1/2% Senior	Senior
	Credit Facility		Subordinated	Subordinated	Subordinated
	Revolving	Term Loans	Notes	Notes Class B	Debentures		Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033	(1)

2007	$—	$10,313	$—	$—	$—		$10,313
2008	—	41,252	—	—	—		41,252
2009	—	41,252	—	—	—		41,252
2010	—	41,252	—	—	—		41,252
2011	—	140,931	—		—		140,931
Thereafter	—		375,000	190,000	125,000		690,000

Total	$—	$275,000	$375,000	$190,000	$125,000		$965,000

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

We used the proceeds from the 6 1/2% Senior Subordinated Notes issued in January 2005 to repay $166.4 million of our 8% Senior Notes. We used net proceeds of $175.3 million from the issuance of our 6 1/2% Senior Subordinated Notes — Class B to repay amounts outstanding under our credit facility. We used borrowings under the credit facility of $316.0 million and cash on hand of $26.2 million for our 2005 acquisitions.

Off Balance Sheet Arrangements

GECC Note

We have guaranteed the GECC Note, which is a $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC joint venture in 1998. The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $28.3 million in cash distributions to the joint venture partners over the last three years. We believe the fair value of the underlying assets of the joint venture is substantially in excess of the principal amount of the GECC note. (For more information about the GECC note, see the description of the NBC Universal Joint Venture on page 4, the Risk Factor — “The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable” on page 27, as well as the description of the GECC Note in Note 14 to our consolidated financial statements.)

Future Program Rights Agreements

We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record program rights agreements on our balance sheet on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2006 of $48.1 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was $275.0 million outstanding as of December 31, 2006 under our credit facility.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of December 31, 2006 would result in an estimated $1.8 million increase in annualized interest expense assuming a constant balance outstanding of $275.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement (see below).

During 2006, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures, an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006, and an interest rate swap agreement classified as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line item “Other liabilities” in our consolidated balance sheet.

We have recorded a gain on derivative instruments in connection with the mark-to-market of our 2.50% Exchangeable Senior Subordinated Debentures embedded derivatives and our interest rate swap arrangement held during the first half of 2006 of $1.2 million, $4.7 million and $15.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.

As of December 31, 2006 we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. As of December 31, 2006, in accordance with SFAS No. 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.1 million. This amount is reflected in other comprehensive income, net of $0.4 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.

Item 8.	Financial Statements and Supplementary Data

See index on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Our assessment excluded KASA-TV, which was acquired effective February 22, 2007, and consolidated on our books as required under FIN 46R, as of December 31, 2006. The total assets and net revenues of KASA-TV represent 3% and 1%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. of this Form 10-K.

c) Changes in internal controls.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2007 Annual Meeting of the Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2007 Annual Meeting of the Stockholders under the caption “Executive Officers” and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2007 Annual Meeting of the Stockholders under the caption “Report of the Audit Committee of the Board of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “Director Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” which is incorporated by reference in this document.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item about our securities authorized for issuance under equity compensation plans as of December 31, 2006 is included in Part I, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Report on Form 10-K. All other information required by this item is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, which is incorporated by reference in this document.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The response to this item is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, which is incorporated by reference in this document.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters”, which is incorporated by reference in this document.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) See Index to Financial Statements on page F-1.

(b) Exhibits.

No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)
4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2% Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 61/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.7	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.7 to our Form 10-K as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description

4.8		Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 (File No. 001-31311 and 000-25206) and incorporated by reference herein)
10.1		Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to our Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
10	.2*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10	.3*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10	.4*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)
10	.5*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein)
10	.6*	LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.7*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to our Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
10	.8*	LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.9*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gregory M. Schmidt (Filed as exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.10*	Summary of Executive Compensation Arrangements
10	.11*	Summary of Director Compensation Policies
10	.12*	Form of a Nonqualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.13*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10	.14*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.15*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)

No.		Description

10	.16*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Gregory M. Schmidt (Filed as exhibit 10.3 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.17*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Denise M. Parent (Filed as exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.18*	Employment Agreement dated November 27, 2006, and made effective as of November 27, 2006, between LIN Television Corporation and Bart Catalane (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of November 27, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.19*	Form of Employee Grant Option Agreement filed herein.
10.20		Credit Agreement dated as of November 4, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of November 4, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.21		First Amendment to the Credit Agreement dated as of December 31, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed herewith).
10.22		Second Amendment to the Credit Agreement dated dated January 24, 2007 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed herewith).
10	.23*	Form of Non-Employee Director Grant Option Agreement (filed herewith).
10	.24*	Third Amended and Restated 2002 Non-Employee Director Stock Plan, effective December 1, 2006. (Filed on November 3, 2006 as Appendix A to our Schedule 14A (Proxy Statement) (File No. 001-31311) and incorporated by reference herein.)
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation

No.	Description

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule I — Condensed Financial Information of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

/s/ Vincent L. Sadusky
Vincent L. Sadusky
President, Chief Executive Officer and Director

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	President, Chief Executive Officer and Director	3/15/2007

/s/ BART W. CATALANE Bart W. Catalane	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	3/15/2007

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President, Controller (Principal Accounting Officer)	3/15/2007

/s/ WILLIAM S. BANOWSKY William S. Banowsky	Director	3/15/2007

/s/ PETER S. BRODSKY Peter S. Brodsky	Director	3/15/2007

/s/ ROYAL W. CARSON III Royal W. Carson III	Director	3/15/2007

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	3/15/2007

/s/ PATTI S. HART Patti S. Hart	Director	3/15/2007

/s/ DOUGLAS W. McCORMICK Douglas W. McCormick	Chairman of the Board	3/15/2007

/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	3/15/2007

/s/ MITCHELL STERN Mitchell Stern	Director	3/15/2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LIN TV Corp.:

We have completed integrated audits of LIN TV Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.

As discussed in Note 8 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment.

As discussed in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded KASA-TV, which was acquired effective February 22, 2007, and consolidated under the consolidation principles of FIN 46R as of December 31, 2006, from its assessment of internal control over financial reporting as of December 31, 2006 as the acquisition was not effective as of December 31, 2006. We have also excluded KASA-TV from our audit of internal control over financial reporting. KASA-TV’s total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2007

LIN TV Corp.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,085	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 — $1,208; 2005 — $1,148)	90,576	85,575
Program rights	18,139	25,960
Assets held for sale	20,176	—
Other current assets	2,963	3,534

Total current assets	137,939	126,204
Property and equipment, net	199,154	237,676
Deferred financing costs	17,717	20,173
Equity investments	62,744	63,526
Program rights	12,065	7,307
Goodwill	532,972	623,383
Broadcast licenses and other intangible assets, net	1,041,153	1,308,598
Assets held for sale	105,989	—
Other assets	16,113	19,766

Total assets	$2,125,846	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,313	$—
Accounts payable	16,099	8,292
Accrued compensation	11,379	7,145
Accrued interest expense	5,144	6,553
Accrued sales volume discount	—	5,287
Accrued contract costs	5,339	—
Other accrued expenses	17,201	16,335
Program obligations	25,939	30,375
Liabilities held for sale	12,933	—

Total current liabilities	104,347	73,987
Long-term debt, excluding current portion	936,485	981,714
Deferred income taxes, net	361,980	439,619
Program obligations	16,836	7,343
Liabilities held for sale	2,162	—
Other liabilities	105,284	60,540

Total liabilities	1,527,094	1,563,203

Commitments and Contingencies (Note 14)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at December 31, 2006 and 2005	10,031	14,558

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,053,302 shares and 28,562,583 shares at December 31, 2006 and 2005, respectively, issued and outstanding	290	286
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2006 and 2005, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2006 and 2005, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 and 368,728 shares of class A common stock at December 31, 2006 and 2005, respectively, at cost	(18,005)	(4,777)
Additional paid-in capital	1,087,396	1,076,704
Accumulated deficit	(462,408)	(227,908)
Accumulated other comprehensive loss	(18,787)	(15,668)

Total stockholders’ equity	588,721	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,125,846	$2,406,633

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands,
	except per share data)

Net revenues	$426,100	$321,149	$315,242
Operating costs and expenses:
Direct operating (excluding depreciation of $33.4 million, $29.2 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively)	114,420	90,868	85,589
Selling, general and administrative	124,704	92,229	81,812
Amortization of program rights	25,682	25,384	22,559
Corporate	32,253	21,253	18,585
Depreciation and amortization of intangible assets	38,115	31,179	29,219
Restructuring charge	4,746	—	—
Impairment of intangible assets and goodwill	333,553	33,421	—

Total operating costs and expenses	673,473	294,334	237,764

Operating (loss) income	(247,373)	26,815	77,478
Other expense (income):
Interest expense, net	70,464	47,041	45,761
Share of income in equity investments	(3,708)	(2,543)	(7,428)
Minority interest in loss of Banks Broadcasting, Inc.	(4,527)	(451)	(454)
Gain on derivative instruments	(1,185)	(4,691)	(15,227)
Loss on early extinguishment of debt	—	14,395	4,447
Other, net	4,813	(15)	1,555

Total other expense, net	65,857	53,736	28,654
(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(313,230)	(26,921)	48,824
(Benefit from) provision for income taxes	(74,891)	6,868	(33,334)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(238,339)	(33,789)	82,158
Discontinued operations:
Income from discontinued operations, net of provision for income taxes of $0.5 million,$7.9 million and $14.5 million for the years ended December 31, 2006, 2005 and 2004, respectively	3,839	7,648	8,874
Loss from sale of discontinued operations, net of benefit from income taxes of $1,094 for year ended December 31, 2004	—	—	(1,284)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	—	3,290

Net (loss) income	$(234,500)	$(26,141)	$93,038

Basic (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(4.86)	$(0.66)	$1.63
Income from discontinued operations, net of tax	0.08	0.15	0.18
Loss from sale of discontinued operations, net of tax	—	—	0.03
Cumulative effect of change in accounting principle, net of tax	—	—	(0.07)

Net (loss) income	$(4.78)	$(0.51)	$1.85

Weighted-average number of common shares outstanding used in calculating basic (loss) income per common share	49,012	50,765	50,309

Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(4.86)	$(0.66)	$1.52
Income from discontinued operations, net of tax	0.08	0.15	0.16
Loss from sale of discontinued operations, net of tax	—	—	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	0.06

Net (loss) income	$(4.78)	$(0.51)	$1.72

Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	49,012	50,765	54,056

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

										Accumulated
	Common Stock						Treasury	Additional		Other	Total
	Class A		Class B		Class C		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Loss
	(in thousands, except for share data)

Balance at December 31, 2003	26,652,060	$266	23,510,137	$235	2	$—	$—	$1,066,897	$(294,805)	$(10,459)	$762,134
Minimum additional pension liability, net of tax	—	—	—	—	—	—	—	—	—	(4,131)	(4,131)	(4,131)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	292,105	3	—	—	—	—	—	1,815	—	—	1,818
Issuance of class A common shares in exchange for class B common shares	2,018	—	(2,018)	—	—	—	—	—	—	—	—
Reversal of deferred tax allowance	—	—	—	—	—	—	—	2,685	—	—	2,685
Stock-based compensation	—	—	—	—	—	—	—	419	—	—	419
Net income	—	—	—	—	—	—	—	—	93,038	—	93,038	93,038

Comprehensive income — 2004												$88,907

Balance at December 31, 2004	26,946,183	$269	23,508,119	$235	2	$—	$—	$1,071,816	$(201,767)	$(14,590)	$855,963
Minimum additional pension liability, net of tax	—	—	—	—	—	—	—	—	—	(1,078)	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	321,645	3	—	—	—	—	—	2,122	—	—	2,125
Issuance of class A common shares in exchange for class B common shares	6,060	—	(6,060)	—	—	—	—	—	—	—	—
Tax benefit from stock exercises	—	—	—	—	—	—	—	1,030	—	—	1,030
Stock-based compensation	1,288,695	14	—	—	—	—	—	1,736	—	—	1,750
Repurchase of 368,728 of class A common stock	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net loss	—	—	—	—	—	—	—	—	(26,141)	—	(26,141)	(26,141)

Comprehensive loss — 2005												$(27,219)

Balance at December 31, 2005	28,562,583	$286	23,502,059	$235	2	$—	$(4,777)	$1,076,704	$(227,908)	$(15,668)	$828,872
Minimum additional pension liability, net of tax	—	—	—	—	—	—	—	—	—	1,340	1,340	1,340
Adjustment to initially apply SFAS 158	—	—	—	—	—	—	—	—	—	(3,822)	(3,822)	—
Unrealized loss on cash flow hedges net of tax	—	—	—	—	—	—	—	—	—	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	268,235	2	—	—	—	—	—	942	—	—	944
Tax benefit from stock exercises	—	—	—	—	—	—	—	384	—	—	384
Stock-based compensation	222,484	2	—	—	—	—	—	9,366	—	—	9,368
Repurchase of 1,437,700 of class A common stock	—	—	—	—	—	—	(13,228)	—	—	—	(13,228)
Net loss	—	—	—	—	—	—	—	—	(234,500)	—	(234,500)	(234,500)

Comprehensive loss — 2006												$(233,797)

Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$—	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(234,500)	$(26,141)	$93,038
Income from discontinued operations	(3,839)	(7,648)	(8,874)
Adjustment to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of intangible assets	38,115	31,179	29,219
Amortization of financing costs and note discounts	8,664	6,751	8,022
Amortization of program rights	25,682	25,383	22,559
Program payments	(26,525)	(24,922)	(21,175)
Program payment buyouts	—	(21,420)	—
Loss on extinguishment of debt	—	14,395	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	—	(3,290)
Gain on derivative instruments	(1,185)	(4,691)	(15,227)
Impairment of intangible assets and goodwill	333,553	33,421	—
Share of income in equity investments	(3,708)	(2,543)	(7,428)
Deferred income taxes, net	(76,191)	9,622	(24,610)
Stock-based compensation	8,990	3,738	419
Other, net	2,783	314	(1,490)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(13,693)	(15,881)	1,341
Other assets	271	(135)	(2,400)
Accounts payable	9,599	2,647	(5,473)
Accrued interest expense	(1,409)	(1,565)	(1,728)
Other accrued expenses	11,891	14,626	(1,791)

Net cash provided by operating activities, continuing operations	78,498	37,130	65,559
Net cash provided by operating activities, discontinued operations	1,099	2,105	22,233

Net cash provided by operating activities	79,597	39,235	87,792

INVESTING ACTIVITIES:
Capital expenditures	(22,455)	(15,578)	(21,896)
Proceeds from sale of broadcast licenses and related operating assets	—	—	24,000
Investment in minority investments	—	550	(650)
Distributions from equity investments	4,890	4,953	7,948
Payments for business combinations, net of cash acquired	(3,003)	(342,172)	219
Acquisition of broadcast licenses	431	(232)	—
Deposit on acquisition of business	(2,946)	—	—
USDTV investment and other investments, net	(1,429)	(3,957)	(896)

Net cash (used in) provided by investing activities, continuing operations	(24,512)	(356,436)	8,725
Net cash (used in) investing activities, discontinued operations	(483)	(2,424)	(16,287)

Net cash (used in) investing activities	(24,995)	(358,860)	(7,562)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	944	2,125	1,818
Proceeds from long-term debt	—	795,253	—
Net (repayments) proceeds from revolver debt	(41,000)	41,000	(22,000)
Principal payments on debt	—	(494,940)	(51,560)
Cash expenses associated with early extinguishment of debt	—	(7,108)	(3,019)
Treasury stock purchased	(13,228)	(4,777)	—
Long-term debt financing costs	(124)	(15,590)	(147)

Net cash (used in) provided by financing activities, continuing operations	(53,408)	315,963	(74,908)
Net cash (used in) provided by financing activities, discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(53,408)	315,963	(74,908)

Net increase (decrease) in cash and cash equivalents	1,194	(3,662)	5,322
Cash and cash equivalents at the beginning of the period	11,135	14,797	9,475

Cash and cash equivalents at the end of the period	12,329	11,135	14,797
Less cash and cash equivalents from discontinued operations, end of period	6,244	5,628	5,947

Cash and cash equivalents from continuing operations, end of period	$6,085	$5,507	$8,850

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.

Notes to Consolidated Financial Statements

Note 1 —	Basis of Presentation and Summary of Significant Accounting Policies

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated, now known as HM Capital Partners LLC (Hicks Muse). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.

We guarantee all of LIN Television Corporation’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all our debt on a joint and several basis.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. On October 18, 2006, we agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P., for $130.0 million in cash. Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Our Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or our Company on a stand-alone basis is provided. We operate in one reportable segment.

The only activities of our Company conducted on a stand-alone basis for the years ended December 31, 2006, 2005 and 2004 were equity transactions with all net proceeds immediately contributed to our subsidiaries.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV is consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes to the consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments is included in consolidated net income or loss.

Revenue recognition

We recognize advertising and other program-related revenue during the financial statement period in which advertising and/or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees at the time these services are performed. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time provided, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue of $9.5 million, $7.6 million and $8.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. We incurred barter expense of $9.3 million, $8.0 million and $8.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $5.8 million, $4.8 million and $4.6 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Our Company tests the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill.

An impairment assessment of enterprise level goodwill could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national and local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.

Network affiliations

Some broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by our Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the local news programming and community involvement of a television station. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

•	The quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates regardless of the network’s prime time national audience ratings.

Some other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that television stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

Our Company generally has acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology our Company uses in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operate. We believe that in substantially all of our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribe no incremental value to the incumbent network affiliation in substantially all of the markets we operate in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more or less favorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, our Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that our Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If our Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to our broadcast licenses, there would be a significant impact on our operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

assuming a 15-year amortization period for the year ended December 31, 2006 (in thousands, except per share data):

		Percentage of Total Value
		of Broadcast Licenses
		Reassigned to Network
		Affiliation Agreements
	As Reported	50%	25%

Balance Sheet (As of December 31, 2006):
Broadcast licenses	$1,037,736	$518,868	$778,302
Other intangible assets, net (including network affiliation agreements)	536,389	951,483	743,936

Statement of Operations (Year Ended December 31, 2006):
Depreciation and amortization of intangible assets	38,115	72,706	55,411
Operating loss	(247,373)	(281,964)	(264,669)
Loss from continuing operations	(238,339)	(260,823)	(249,581)
Net loss	(234,500)	(256,984)	(245,742)
Net loss per diluted share	$(4.78)	$(5.24)	$(5.01)

In future acquisitions, the valuations of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each acquired station and the market in which the station operates.

Long lived-assets

Our Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2006, our Company had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

employee compensation arrangements using the modified prospective approach. This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. Our Company has elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

We estimate the fair value of stock-based awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation (including the option’s expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical volatilities of our Class A common stock and expected forfeitures are estimated using our historical experience and the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the year ended December 31, 2006, the three-month period ended December 31, 2005 and the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock issued to Employees” (“APB 25”) for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

			Based On the Accounting Rules Under
			SFAS 123R	APB 25
	Year Ended		Three	Nine-Month
	December 31,		Month Period Ended	Period Ended	Year Ended
	2006	2005	December 31, 2005	September 31, 2005	December 31, 2004

Direct operating	$1,053	$201	$201	$—	$—
Selling, general and administrative	1,793	746	421	325	63
Corporate	6,144	2,791	1,244	1,547	356

Share-based compensation expense before tax	8,990	3,738	1,866	1,872	419

Income tax benefit (@ 35% statutory rate)	(3,147)	(1,308)	(653)	(655)	(147)

Net stock-based compensation expense	$5,843	$2,430	$1,213	$1,217	$272

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the periods prior to October 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(26,141)	$93,038
Add: Stock-based employee compensation expense, included in reported net income, net of tax effect	1,106	216
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)

Net (loss) income, pro forma	$(26,322)	$90,405

Basic net (loss) income per common share, as reported	$(.51)	$1.85
Basic net (loss) income per common share, pro forma	(.52)	1.80

Diluted net (loss) income per common share, as reported	(0.51)	1.72
Diluted net (loss) income per common share, pro forma	$(0.52)	$1.67

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of credit risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers. Our Company does not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses and such reserves and bad debts have been within management’s expectations for all years presented.

Earnings per share

Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2006 and 2005, there is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and phantom units are anti-dilutive and are, therefore, excluded from the calculation. Options to purchase 3,050,000, 910,000 and 4,179,000 shares of common stock and phantom units were outstanding as of December 31, 2006, 2005 and 2004, respectively, and were exercisable into 46,000, 186,000 and 328,000 shares of common stock as of December 31, 2006, 2005 and 2004, respectively, but were not included in the calculation of diluted earnings per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

awards of 987,000, 1,286,000 and 0 were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the calculation of diluted earnings per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion also would have been anti-dilutive.

The following is a reconciliation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator for (loss) income per common share calculation:
Net (loss) income available to common shareholders, basic	$(234,500)	$(26,141)	$93,038
Interest expense on contingent debt, net of tax	—	—	4,534
Derivative income, net of tax	—	—	(9,136)

Net (loss) income available to common shareholders, diluted	$(234,500)	$(26,141)	$88,436

Denominator for (loss) income per common share calculation:
Weighted-average common shares, basic	49,012	50,765	50,309
Effect of dilutive securities:
Stock options and restricted stock	—	—	394
Contingent convertible debt	—	—	3,353

Weighted-average common shares, diluted	49,012	50,765	54,056

Basic (loss) income per common share	$(4.78)	$(0.51)	$1.85
Diluted (loss) income per common share	$(4.78)	$(0.51)	$1.64

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value (see Note 7 relating to Debt). Fair values are based on quoted market prices.

Derivative financial instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure. Derivative financial instruments are not used for trading purposes.

Retirement plan actuarial assumptions

Our retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rate was 5.75% in 2006, 5.50% in 2005 and 5.75% in 2004.

To determine the expected long-term rate of return on the plan assets, we considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% for all periods presented.

As required under SFAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” (“SFAS 158”), we have recorded the under-funded status of our plan in the amount of $27.3 million, pre-tax, in our consolidated balance sheet as of December 31, 2006 with $0.1 million, pre-tax, classified as short-term in other accrued expenses and $27.2 million, pre-tax, classified as long-term in other liabilities. We have also provided the additional disclosures for the actuarial gain and loss and the prior service cost regarding the amounts: i) not yet recognized; and ii) those to be recognized in the next 12 months.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements. We adopted SFAS 156 effective January 1, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. The amount required to be recognized is that which has a greater than fifty percent probability of being realized upon ultimate settlement. The cumulative effect of

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

FIN 48 is to be recorded as an adjustment to beginning retained earnings. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We are currently evaluating the impact of this statement on our consolidated financial statements. We will adopt FIN 48 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We will adopt SFAS 159 effective January 1, 2008.

Note 2 — Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, our Company signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, from Raycom Media, Inc. (“Raycom”) for $55.0 million in cash. On September 15, 2006, our Company began providing programming, sales and other related services to the station under a local marketing agreement (“LMA”). The acquisition was completed on February 22, 2007. We acquired KASA-TV based on our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated it to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating operating costs of the KASA-TV studio facilities, eliminating other redundant operating costs of the combined station operations and providing news programming to KASA-TV, which had previously paid another local television station to produce the news for it.

As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A preliminary valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $10.1 million. Our balance sheet also reflects a purchase price payable in other long-term liabilities of approximately $52.2 million representing the purchase price of $55.0 million net of a refundable deposit of $2.8 million paid during the third quarter of 2006.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

2005 and 2006 Emmis Station Acquisitions

On July 7, 2006, our Company completed the purchase of all assets, including the broadcast license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). We had been providing programming, sales and other related services to WBPG-TV pursuant to a local marketing agreement since November 30, 2005.

On November 30, 2005, our Company purchased four network-affiliated television stations from Emmis for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile/Pensacola; WLUK-TV, the Fox affiliate serving Green Bay; and WTHI-TV, the CBS affiliate serving Terre Haute. Our Company also entered into: i) a local marketing agreement to provide programming, sales and other related services to WBPG-TV, the MyNetworkTV affiliate serving Mobile/Pensacola; and ii) a purchase option for $3.0 million to acquire WBPG-TV from Emmis upon FCC approval. The primary reasons for these station acquisitions were increasing the operating income of those acquired stations by reducing engineering and accounting costs, where possible, using one of our regional television technology centers, improving the local news franchises and capturing increased revenue share as a result of the improvement in the local news franchises.

In addition to the $4.9 million of program obligations recorded by us in connection with the acquisition of the Emmis stations, we recorded $1.7 million in other liabilities related to estimated losses on acquired program obligations, representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” We also recorded $8.6 million in other accruals and liabilities in connection with the acquisition of Emmis stations relating to: (a) employee severance costs and certain contractual costs as a result of centralizing the master control operations of WLUK-TV and WTHI-TV at our regional technology center in Indianapolis; (b) transaction costs in connection with the acquisition; and (c) the buy-out of certain operating agreements. We paid approximately $8.0 million and $0.7 million related to the accruals and liabilities noted above for years ended December 31, 2006 and 2005, respectively. We paid all of the related employee severance costs in 2006 and expect to pay the balance of the other contractual costs over the 3.5 year average life of the operating agreements.

2005 Viacom Station Acquisitions

On March 31, 2005, our Company purchased WNDY-TV, the MyNetworkTV affiliate serving Indianapolis, and WWHO-TV, the CW affiliate serving Columbus from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary reasons for these station acquisitions were increasing the operating income of those acquired stations, reducing engineering and accounting costs using one of our regional television technology centers and capturing increased revenue share. In addition, we closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by our Company in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.

In addition to the $14.4 million of program obligations recorded by us in connection with the acquisition of WNDY-TV and WWHO-TV, we recorded $25.7 million in other liabilities related to estimated losses on acquired program obligations, representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” We paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the year ended December 31, 2005. We also recorded $1.6 million in other accruals in connection with the acquisition of WNDY-TV and WWHO-TV relating to: (a) employee severance costs; (b) certain contractual costs as a result of our planned

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

actions to centralize the master control operations of WNDY-TV and WWHO-TV at our regional technology center in Indianapolis and (c) transaction costs in connection with the acquisition.

At December 31, 2006, our Company had an accrual balance of $0.3 million related to the operating agreements of the Viacom stations which we expect to pay over the remaining 1.5 year life of these agreements. During 2005, we paid approximately $1.3 million related to the accruals and liabilities noted above.

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2006 (in thousands):

		Balance			Balance
		as of	Year Ended		as of
		December 31,	December 31, 2006		December 31,
	Acquisition Date	2005	Payments	Adjustments	2006

Acquisition of Sunrise Television Corp.	May 2, 2002	211	75	—	136
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$1,317	$(436)	6,157

		$8,416	$1,392	$(436)	$6,588

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2005 (in thousands):

		Balance			Balance
		as of	Year Ended		as of
		December 31,	December 31, 2005		December 31,
	Acquisition Date	2004	Payments	Adjustments	2005

Acquisition of Sunrise Television Corp.	May 2, 2002	321	110	—	211
Stations acquired from Viacom	March 31, 2005	—	1,179	1,474	295
Stations acquired from Emmis	November 30, 2005	$—	$1,882	$9,792	7,910

		$321	$3,171	$11,266	$8,416

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our acquisitions in the last three years (in thousands):

	Viacom Stations	Emmis Stations	WBPG-TV	KASA-TV
	Acquisition on	Acquisition on	Acquisition	Acquisition
	March 31,	November 30,	on July 7,	on July 26,
	2005	2005	2006	2006

Fair value of assets and liabilities acquired:
Cash and cash equivalents	$—	$2	$—	$—
Accounts receivable	524	—	—	—
Program rights, short-term	4,373	3,029	—	556
Other current assets	83	94	—
Property and equipment	14,806	40,215	—	5,937
Program rights, long-term	2,546	1,664	—	648
Equity investments	—	124	—	—
Goodwill(1)	35,653	38,040	—	10,111
Broadcast licenses and other intangibles	57,880	185,642	3,004	41,244
Deferred tax assets	11,005	3,6631,104

Total assets	126,870	272,473	3,004	59,600
Accrued expenses	1,813	8,627	—	142
Program obligations, short-term	7,783	3,755	—	972
Program obligations, long-term	6,615	1,191	—	2,154
Other long-term liabilities	25,659	1,726	—	1,136

Total liabilities	41,870	15,299	—	4,404
Total purchase price, including direct acquisition expenses	$85,000	$257,174	$3,004	$55,196

Accrued purchase price payable				52,250

Deposit on KASA-TV				$2,946

(1)	This includes tax-deductible goodwill of $12.3 million for the stations acquired from Viacom, $31.9 million for the stations acquired from Emmis and $10.9 million for the station acquired from Raycom.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The results of the former Viacom, Emmis and Raycom stations are included in the consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth unaudited pro forma information of our Company as if the acquisition of the stations acquired from Viacom, Emmis and Raycom had occurred on January 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005

Net revenues	$435,913	$392,226
Operating (loss) income	(246,683)	36,277
Loss from continuing operations	(239,070)	(34,820)
Income from discontinued operations	3,838	7,646
Net loss	(235,232)	(27,174)

Basic net loss per common share, pro forma:
Loss from continuing operations	$(4.88)	$(0.69)
Income from discontinued operations	0.08	0.16

Net loss	$(4.80)	$(0.55)

Weighted-average number of common shares	49,012	50,765

Diluted net loss per common share, pro forma:
Loss from continuing operations	$(4.88)	$(0.69)
Income from discontinued operations	0.08	0.15

Net loss	$(4.80)	$(0.54)

Weighted-average number of common shares	49,012	50,765

Basic net (loss) income per common share, as reported
Loss from continuing operations	$(4.86)	$(0.66)
Income from discontinued operations	0.08	0.15

Net loss	$(4.78)	$(0.51)

Weighted-average number of common shares	49,012	50,765

Diluted net (loss) income per common share, as reported
Loss from continuing operations	$(4.86)	$(0.66)
Income from discontinued operations	0.08	0.15

Net loss	$(4.78)	$(0.51)

Weighted-average number of common shares	49,012	50,765

Note 3 — Discontinued Operations

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA-America)

On October 18, 2006, our Company agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007. Our decision to sell the Puerto Rico operations was made in order to focus on our continental U.S. strategy and to improve our indebtedness leverage profile.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The carrying amounts of assets and liabilities of our Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows (in thousands):

Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total assets	$126,165

Accounts payable	$933
Accrued sales volume discounts	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total liabilities	$15,095

The following table presents summarized information for our Puerto Rico operations included in historical results (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net revenues	$52,519	$59,235	$61,471
Operating income	5,088	15,555	23,529
Net income	$3,839	$7,648	$8,830

WEYI-TV.  On May 14, 2004, we completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. During the year ended December 31, 2004, we recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million.

The operating results of WEYI-TV have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents summarized information for WEYI-TV included in 2004 historical results (in thousands):

Year Ended December 31, 2004

Net revenues	$3,257
Operating income	960
Net income	$44

Note 4 — Investments

Our Company has investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures as of December 31 (in thousands):

	2006	2005

NBC Universal joint venture	$55,413	$54,803
WAND (TV) Partnership	6,831	8,595
Other	500	128

	$62,744	$63,526

Banks Broadcasting, Inc:  Our Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KSCW-TV, a CW affiliate in Wichita and KNIN-TV, a CW affiliate in Boise. Our Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on its Board of Directors. We also have a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of Banks Broadcasting and are periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, our Company, considering both Hicks Muse’s 44.7% ownership in our Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting, determined for purposes of FIN 46R, that our Company and 21st Century Group, LLC are related parties. Considering our 50% ownership interest in Banks Broadcasting and our management agreement with Banks Broadcasting, we determined that we were the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, we consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into our financial statements effective March 31, 2004. Since our Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of our Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2006.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets:		Liabilities and Equity:

Cash	$97	Accounts payable	$396
Accounts receivable	899	Program obligations, short-term	793
Program rights, short-term	757	Other accrued expenses	404
Other current assets	46	Program obligations, long-term	525
Property and equipment	5,048	Deferred income taxes, net	4,805
Program rights, long-term	662	Preferred stock	34,764

Broadcast licenses	29,238

Total assets	$36,747	Total liabilities and equity	41,687

		Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and our ownership of such preferred stock has been eliminated in consolidation.

21st Century Group, LLC, an affiliate of Hicks Muse, owns 36% of the preferred stock of Banks Broadcasting on our balance sheet.

Joint Venture with NBC Universal

Our Company owns a 20.38% interest in a joint venture with NBC Universal and accounts for our interest using the equity method, as we do not have a controlling interest. We received distributions of $4.9 million, $4.5 million and $7.9 million from the joint venture for the years ended December 31, 2006, 2005 and 2004 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenue	$92,468	$83,902	$104,285
Other expense, net	(65,476)	(65,843)	(66,104)
Net income	26,992	18,059	38,181

	December 31,
	2006	2005

Current assets	$11,860	$10,617
Non-current assets	233,861	232,075
Current liabilities	725	724
Non-current liabilities	815,500	815,500

Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $783.8 million as of December 31, 2006. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formulation of LIN Television Corporation in 1998.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

WAND (TV) Partnership

Our Company has a 33.33% interest in the WAND (TV) Partnership, the balance of which is owned by Block Communications. We account for our interest using the equity method, as we do not have a controlling interest. We received $0.5 million in distributions from the partnership for the year ended December 31, 2005. We did not receive any distributions in 2006 or 2004. Our Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to our Company from WAND (TV) Partnership under this arrangement were approximately $1,129,000 and $789,000 as of December 31, 2006 and 2005, respectively. The partnership recorded an impairment of $5.9 million and $3.4 million for the broadcast license of WAND-TV for the years ended December 31, 2006 and 2005, respectively. The 2006 and 2005 impairment was due to a decline in market growth causing a decline in the average station operating margin. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net revenues	$8,538	$6,577	$6,605
Operating loss	(1,895)	(3,468)	(52)
Net loss	(5,292)	(3,432)	(123)

	December 31,
	2006	2005

Current assets	$4,723	$2,398
Non-current assets	13,992	20,702
Current liabilities	2,296	1,276
Non-current liabilities	—	14

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005

Land and land improvements	$17,263	$18,991
Buildings and fixtures	130,531	145,325
Broadcast equipment and other	223,660	260,987

	371,454	425,303
Less accumulated depreciation	(172,300)	(187,627)

	$199,154	$237,676

Our Company recorded depreciation expense in the amounts of $33.4 million, $29.2 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	Estimated
	Useful
	Life (Years)		2006	2005

Amortized Intangible Assets:
LMA purchase options	1		$5,124	$4,212
Network affiliations	1		1,753	1,753
Other intangible assets	2	*	5,964	6,025
Accumulated amortization			(9,424)	(4,686)

			3,417	7,304

Unamortized Intangible Assets:
Broadcast licenses			1,037,736	1,301,294
Goodwill			532,972	623,383

			1,570,708	1,924,677

Summary:
Goodwill			532,972	623,383
Broadcast licenses and other intangible assets, net			1,041,153	1,308,598

Total intangible assets			$1,574,125	$1,931,981

*	weighted average

The increase in LMA purchase options is due to an option payment for KNVA-TV made in 2006.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Year Ended December 31,			Year Ending December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter	Total

Amortization expense	$1,015	$1,941	$4,738	$2,047	$259	$75	$71	$68	$898	$3,418

As of December 31, 2005, other intangible assets included intangible pension assets recognized when our Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. With our adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” the value of this intangible was written down to zero with the offset to accumulated other comprehensive loss.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, our Company has ascribed an indefinite useful life to our broadcast licenses. This accounting treatment is based in part upon our belief that the cash flows from the ownership of our broadcast licenses are expected to continue indefinitely as we have the intention and have demonstrated the ability to renew our licenses indefinitely. Our broadcast licenses are renewable every eight years so long as we comply with the applicable FCC rules and regulations. The cost of renewal is not significant and historically there have been no compelling challenges to our renewal of licenses and we see no reason to expect that challenges will be brought in any future period.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

In accordance with the provisions of SFAS No. 142, our Company does not amortize goodwill and broadcast licenses.

We recorded an impairment charge of $333.6 million during the second quarter of 2006 that included a broadcast license impairment of $238.3 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million. As required by SFAS 142, we tested our unamortized intangible assets between annual tests because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. As a result of the continued decline in the trading price of our class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units.

The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.

In addition to the impairment test performed at the end of the second quarter of 2006, we performed impairment tests of our unamortized intangible assets as of December 31, 2006, which resulted in no additional impairments to the carrying values of our broadcast licenses or goodwill being required at December 31, 2006.

We recorded an impairment loss of $33.4 million to reflect an impairment to goodwill for the year ended December 31, 2005. The impairment to goodwill was the result of a decline in the operating profit margin of one of our stations due to low market growth and increased operating costs.

No impairments to the carrying values of our broadcast licenses and goodwill were required during the year ended December 31, 2004.

Approximately $1.6 billion, or 74%, of our total assets as of December 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. Our class A common stock traded at a price that resulted in a market capitalization less than total stockholder’s equity as of December 31, 2006 and had done so since April 2005. If we were required to write down intangible assets in future periods, we would incur an impairment charge, which could have a material adverse effect on the results of operations and the trading price of our class A common stock.

Our Company based the valuation of broadcast licenses on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying values of our broadcast licenses, if we were to decrease the market growth by one percent and by half of the projected growth rate, we would incur an impairment of our broadcast licenses of $5.3 million and $4.3 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, we would incur no additional impairment of our broadcast licenses. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, we would incur an impairment of broadcast licenses of $25.4 million and $103.7 million, respectively.

Our Company based the valuation of goodwill on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	10.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying value of our goodwill, if we were to decrease the market growth by one percent and by half of the projected growth rate, the enterprise value of our reporting units would decrease by $22.9 million and $21.0 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our reporting units would decrease by $7.6 million and $11.2 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our reporting units would decrease by $39.8 million and $89.6 million, respectively.

In addition, we would then be required to take these enterprise values to the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($533.0 million at December 31, 2006). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess, but not more than the carrying value of the goodwill.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	2006	2005

Credit Facility	$275,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $12,411 and $14,283 at December 31, 2006 and 2005, respectively)	177,589	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $5,791 and $10,003 at December 31, 2006 and 2005, respectively)	119,209	114,997

Total debt	946,798	981,714
Less current portion	10,313	—

Total long-term debt	$936,485	$981,714

Credit Facility

Credit Facility
	Revolving	Term Loans
(dollars in thousands)

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2006	$—	$275,000
Unused balance at December 31, 2006	275,000	—
Average rates for year ended December 31, 2006:
Adjusted LIBOR	4.32% to 5.40%	4.32% to 5.62%
Applicable margin	1.25% to 1.50%	1.25% to 1.50%

Interest rate	5.57% to 6.90%	5.57% to 6.87%

Our Company entered into a credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The $170.0 million term loan was subsequently repaid with a portion of the proceeds from the issuance of the 6 1/2% Senior Subordinated Notes due 2013 — Class B on September 29, 2005. Our Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.

On November 4, 2005, we entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.

Our Company incurred a loss on early extinguishment of debt of $2.8 million and incurred fees of $8.1 million for year ended December 31, 2005 related to the two credit facility agreements. The fees will be amortized over the terms of the credit facility.

The proceeds of the new revolving credit facility were used to repay the balance on the former revolving credit facility, to complete the purchase of the four Emmis stations in the fourth quarter of

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

2005 and for general corporate purposes, including share repurchases. The revolving credit facility may be used for acquisitions of certain assets and general corporate purposes including the redemption of our publicly traded securities. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory quarterly payment of our term loan of $10.3 million beginning on December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets.

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and minimum interest coverage ratio.

The credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay the senior subordinated notes without the consent of such lenders. All borrowings under the credit facility are secured by substantially all of our assets.

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated	Senior Subordinated
	Subordinated Notes	Notes — Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th and	May 15th and	May 15th and
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

On January 28, 2005, our Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of our 8% Senior Notes due 2008. We recorded an $11.6 million loss on early extinguishment of debt related to our 8% Senior Notes for the year ended December 31, 2005. During the year ended December 31, 2005, we incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

On September 29, 2005, our Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The net proceeds of $175.3 million from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under our credit facility and the remaining proceeds were used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the year ended December 31, 2005, we incurred fees of $3.7 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes.

The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of our class A common shares based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The Base Exchange Rate plus the Applicable Stock Price less the Base Exchange Price divided by the Applicable Stock Price multiplied by the Incremental Share Factor

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect. The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the Base Exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the Base Exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of our common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

					2.50%
				6 1/2% Senior	Exchangeable
			6 1/2% Senior	Subordinated	Senior
	Credit Facility		Subordinated	Notes	Subordinated
	Revolving	Term Loans	Notes	— Class B	Debentures	Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033(1)

2007	$—	$10,313	$—	$—	$—	$10,313
2008	—	41,252	—	—	—	41,252
2009	—	41,252	—	—	—	41,252
2010	—	41,252	—	—	—	41,252
2011	—	140,931	—	—	—	140,931
Thereafter			375,000	190,000	125,000	690,000

Total	$—	$275,000	$375,000	$190,000	$125,000	$965,000

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2006	2005

Carrying amount	$946,797	$981,714
Fair value	930,819	967,327

Note 8 — Stock-Based Compensation

Our Company has several stock-based employee compensation plans, including our 1998 Option Plan, Amended and Restated 2002 Stock Plan, Sunrise Option Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permits us to grant nonqualified options in our class A common stock or restricted stock units, which convert into the class A common stock upon vesting, to certain directors, officers and key employees of our Company.

Following the guidance prescribed in SFAS 123R and SAB 107, on October 1, 2005, we adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, our Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the service period that the awards will vest. Restricted stock and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123R.

Prior to October 1, 2005, our Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Accordingly, we were not required to recognize compensation cost for stock options issued at fair market value to employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant or when there were modifications to the original terms of an employee stock option agreement. We recorded stock-based compensation expense on the consolidated statements of income under APB 25 of $1.9 million for the nine-month period ended September 30, 2005 and $0.4 million for year ended December 31, 2004.

We recorded stock-based compensation expense under SFAS 123R of $9.0 million for the year ended December 31, 2006 of which $6.2 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $2.0 million for modifications to stock option agreements. There were no capitalized stock-based compensation costs for the year ended December 31, 2006.

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005 for the three-month period ended December 31, 2005. We recorded stock-based compensation expense under SFAS 123R of $1.9 million for the three-month period ended December 31, 2005 of which $0.7 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $0.4 million for modifications to stock option agreements. We did not capitalize stock-based compensation during the years ended December 31, 2006, 2005 and 2004.

Our Company has not yet recognized total compensation cost related to unvested employee stock options of $5.1 million as of December 31, 2006 that will be recognized over a weighted-average period of 2 years. In addition, we have not yet recognized total compensation cost related to other unvested employee stock-based awards of $5.2 million as of December 31, 2006 that will be recognized over a weighted-average period of 2.3 years.

In accordance with SFAS 123R, our deferred stock-based compensation balance of $4.0 million as of September 30, 2005, which was accounted for under APB 25, was reclassified into the paid-in-capital account. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the stock-based compensation expense recognized on the consolidated statements of income under SFAS 123R for the year ended December 31, 2006, the three-month period ended December 31, 2005 and the stock-based compensation expense recognized on the consolidated statements of income under APB 25 for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

			Based On the Accounting Rules Under
			SFAS 123R	APB 25
			Three Months	Nine Months	Year
	Year Ended		Ended	Ended	Ended
	December 31		December 31,	September 30,	December 31,
	2006	2005	2005	2005	2004

Employee stock purchase plans	$109	$33	$33	$—	$—
Employee stock option plans	1,381	707	707	—	—
Restricted stock unit awards	5,894	767	703	64	59
Modifications to stock option agreements	1,606	2,231	423	1,808	360

Share-based compensation expense before tax	8,990	3,738	1,866	1,872	419

Income tax benefit...(@ 35% statutory rate)	(3,147)	(1,308)	(653)	(655)	(147)

Net stock-based compensation expense	$5,843	$2,430	$1,213	$1,217	$272

Our Company recorded modifications to stock option agreements of $2.0 million, $2.2 million and $0.4 million for years ended December 31, 2006, 2005 and 2004 impacting approximately 11 employees in 2006, 33 employees in 2005 and 10 employees in 2004.

In 2006, the modifications of the stock option agreements were primarily due to the retirement of our former Chief Executive Officer and the accelerated vesting of all his outstanding options. In 2005, the modifications to the stock option agreements primarily related to certain employee option agreements granted in 1998 which contained a provision requiring us to make cash payments to employees when employees exercised their options and the market price of our class A common stock was below the exercise price of the option. As of December 31, 2006 and 2005, we recorded a liability of $0.5 million and $1.8 million, respectively related to this provision and for the years ended December 31, 2006 and 2005, we made cash payments totaling $1.0 million and $0.2 million, respectively in connection with this provision.

In addition, for the years ended December 31, 2006 and 2005, there were a small number of modifications due to a change in our 1998 Option Plan agreement allowing terminated employees the same contractual terms as the 2002 Option Plans regarding the length of time to exercise options upon termination. The 2004 modifications to the stock option agreements also related primarily to this change in the 1998 Option Plan agreement.

For the year ended December 31, 2006 we received no cash from the exercise of stock options, phantom stock units and restricted stock. The only exercises during 2006 were of phantom stock units which have an exercise price of $0.

We did not realize windfall tax benefits from the exercise of stock options and restricted stock due to our net operating loss carryforwards. We used the first vested, first-exercised basis in accounting for option exercises.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Employee Tender Offer to Exchange Stock Options for Restricted Stock

On December 22, 2005 our Company completed a tender offer that permitted employees to exchange outstanding options to purchase shares of our class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 8,200,000 shares authorized for grant under the various Option Plans and 3,309,249 shares available for future grant as of December 31, 2006. Both the shares authorized and shares available exclude 1,446,421 shares under the 1998 Stock Plan which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans (in thousands, except per share data):

	As of December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at the beginning of the year	910	$13.54	4,179	$21.14	3,510	$20.83
Granted during the year	2,614	8.23	457	14.03	1,006	22.63
Exercised or converted during the year	—	—	(108)	10.90	(29)	20.89
Forfeited during the year	(474)	11.23	(573)	22.46	(308)	22.55
Exchange for restricted stock awards	—	—	(3,045)	22.46	—	—

Outstanding at the end of the year	3,050	$9.35	910	$13.54	4,179	$21.14

Exercisable or convertible at the end of the year	274		454		2,196

Total intrinsic value of options exercised	$—		$750		$108

Total fair value of options vested during the year	$5,545		$3,890		$3,188

Total fair value of options granted during the year	$21,509		$6,408		$22,814

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about our Option Plans at December 31, 2006 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Vested
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.425 to $13.99	2,856	9.5	$8.85	115	$13.10
$14.00 to $18.99	148	3.3	15.15	117	14.99
$19.00 to $24.00	46	3.4	21.57	42	21.45

	3,050	9.1	$9.35	274	$15.19

Total intrinsic value		$4,510			$—

Our Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, based on a single employee group, and the graded vesting approach with the following assumptions:

	2006	2005	2004

Expected term(1)	5 to 7 years	3 to 6 years	3 to 10 years
Expected volatility(3)	24% to 26%	24%	24%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	4.6% to 5.1%	3.7% to 4.4%	2.0% to 4.4%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose expected term information was publicly available, as our Company’s historical share option exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002 as well as comparison to peer companies.

Restricted Stock Awards

Restricted stock awards granted during 2006 had a straight-line vesting term of five years and are amortized using the graded vesting attribution method. The vesting term of awards may be accelerated upon the achievement of specific performance based objectives set by our Board of Directors. Restricted stock awards granted to directors in lieu of director fees are immediately vested. Our Company granted 312,000 shares of restricted stock awards, 1,291,000 shares of restricted stock and 3,900 shares of unrestricted stock awards for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, 987,000 shares of restricted stock were unvested.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides additional information regarding the restricted stock awards (shares in thousands):

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Unvested at the beginning of the year	1,286	$12.13	—	$—	—	$—
Granted during the year	312	8.64	1,291	13.27	4	20.89
Vested during the year	(522)	11.73	(2)	13.90	(4)	20.89
Forfeited during the year	(89)	11.61	(3)	14.88	—	—

Unvested at the end of the year	987	$11.29	1,286	$13.27	—	$—

Total fair value of awards vested during the year	$6,221	$11.73	$33	$13.90	$59	$—

Phantom Stock Plan

Pursuant to our 1998 Phantom Stock Plan (“Phantom Stock Plan”), and as partial consideration for the acquisition of LIN Television by our Company in 1998, phantom units exercisable into shares of our class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding our 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2006	2005	2004

Shares outstanding at the beginning of the year	186	328	525
Shares exercised during the year	(140)	(142)	(197)

Shares outstanding at the end of the year	46	186	328

Shares exercisable or convertible at the end of the year	46	186	328

Total intrinsic value of shares exercised during the year	$1,063	$2,189	$4,079

Employee Stock Purchase Plan

Under the terms of our 2002 Employee Stock Purchase Plan, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 247,000 available for future grant. During the fiscal year ended December 31, 2006,

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

employees purchased 127,891 shares at a weighted average price of $7.37. As the discount offered to employees is in excess of our per share public offering issuance costs, the ESPP is considered compensatory.

Note 9	— Comprehensive loss

Comprehensive loss is the total net loss and all other non-owner changes in stockholders’ equity. All other non-owner changes are primarily the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.

The reconciliation of the components of accumulated other comprehensive loss is as follows (in thousands):

	Minimum	Unfunded	Unrealized
	Pension	Projected	(Loss)
	Liability	Benefit	Gain on
	(Net of	Obligation	Derivatives
	Tax)	(Net of Tax)	(Net of Tax)	Total

Balance as of December 31, 2004	$(14,590)	$—	$—	$(14,590)
Changes during the year	(1,078)	—	—	(1,078)

Balance as of December 31, 2005	(15,668)	—	—	(15,668)
Changes during the year	1,340	(3,822)	(637)	(3,119)
Adjustment to initially apply SFAS 158	14,328	(14,328)	—	—

Balance as of December 31, 2006	$—	$(18,150)	$(637)	$(18,787)

The following table is a summary of the components of other comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net (loss) income	$(234,500)	$(26,141)	$93,038

Other comprehensive (loss) income:
Minimum pension liabilities adjustment:	2,215	(1,786)	(4,131)
Tax effect	(875)	708	—

Minimum pension liabilities adjustment, net of tax	1,340	(1,078)	(4,131)

Unrealized loss on cash flow hedges (Note 10):	(1,052)	—	—
Tax effect	415	—	—

Unrealized loss on cash flow hedges, net of tax	(637)	—	—

Total comprehensive loss	$(233,797)	$(27,219)	$88,907

Note 10 —	Derivative Instruments

The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities on our balance sheet. We recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $0.1 million, $3.1 million and $15.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.1 million as of December 31, 2006. This amount is reflected in other comprehensive income, net of $0.4 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.

During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. During the second quarter of 2006, we sold this swap agreement. Other (income) expense for the years ended December 31, 2006 and December 31, 2005 includes a gain of $1.2 million and $1.6 million, respectively as a result of this hedging instrument. The gain we recorded for the twelve months ended December 31, 2006 consisted of a gain on the sale of the interest rate swap agreement of $2.8 million and a loss of $1.6 million on the fair valuation of our derivative instruments due to fluctuations in market interest rates. The gain we recorded for the twelve months ended December 31, 2005 was solely a result of fluctuations in market interest rates and subsequently, we recorded an asset on our books of $1.6 million, the agreement’s fair market value. This interest rate swap agreement was sold in 2006.

Note 11 — Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) to substantially all employees. We make contributions to employee groups that are not covered by another retirement plan sponsored by our Company. Contributions made by us vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $3.0 million, $2.4 million and $2.3 million to the 401(k) Plan in the years ended December 31, 2006, 2005 and 2004, respectively.

Retirement Plans

Our Company has a number of noncontributory defined benefit retirement plans covering a certain number of our U.S. employees. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

As of December 31, 2006, our Company adopted the recognition requirements under SFAS 158 which requires us to record the underfunded status of our defined benefit retirement plan as a liability on our balance sheet as of December 31, 2006. We have also adapted our December 31, 2006 disclosures, as required under SFAS 158, to reflect the changes in the benefit obligations we must recognize.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

As our defined benefit retirement plan and its related plan assets and benefit obligations are presently valued as of December 31, 2006, we will not be affected by any of the measurement provisions under SFAS 158 effective for fiscal years ending after December 15, 2008.

Our projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $106.6 million, $100.5 million and $79.2 million at December 31, 2006; $103.7 million, $96.7 million and $72.5 million at December 31, 2005; and $96.7 million, $90.7 million and $70.1 million at December 31, 2004, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, funded status of the retirement plans and underlying assumptions are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Change in projected benefit obligation
Projected Benefit obligation, beginning of period	$102,660	$96,677	$90,069
Service cost	2,207	2,254	1,990
Interest cost	5,823	5,404	5,506
Actuarial loss	(634)	2,945	5,035
Benefits paid	(3,549)	(3,575)	(5,923)

Benefit obligation, end of period	$106,507	$103,705	$96,677

Change in plan assets
Fair value of plan assets, beginning of period	$72,481	$70,090	$64,209
Actual return on plan assets	8,645	5,038	7,136
Employer contributions	1,612	928	4,668
Benefits paid	(3,548)	(3,575)	(5,923)

Fair value of plan assets, end of period	$79,190	$72,481	$70,090

Unfunded status of the plan	$(27,317)	$(31,224)	$(26,587)
Unrecognized actuarial gain	—	23,784	21,035
Unrecognized prior service cost	—	1,176	1,347

Total amount recognized as accrued benefit liability	$(27,317)	$(6,264)	$(4,205)

Amounts recognized on the balance sheets consist of the following as of December 31 (in thousands):

	2006	2005

Intangible assets	$—	$1,526
Current pension liability	(125)	(170)
Long-term pension liability	(27,192)	(23,288)
Accumulated other comprehensive loss related to defined benefit plan, net of tax	17,718	15,668
Accumulated other comprehensive loss to defined benefit related to discontinued operations	432	—

Net amount recognized	$(9,167)	$(6,264)

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table includes the components of accumulated other comprehensive loss, pre-tax, as of December 31, 2006 (in thousands):

Net (Gain)/Loss	$19,047
Prior Service Cost	714

$19,761
Deferred tax benefit	(2,043)

$17,718

The amount of the December 31, 2006 accumulated other comprehensive loss, pre-tax, expected to be amortized during 2007 is as follows (in thousands):

Amortization of prior service cost	$123
Amortization of net (gain/loss)	1,233

$1,356

Other information.

Accumulated benefit obligation at December 31, 2006 (in thousands) was $101,000.

Components of Net Periodic Benefit Cost were (in thousands):

	Year Ended December 31,
	2006	2005	2004

Service cost	$2,207	$2,254	$1,990
Interest cost	5,824	5,404	5,506
Expected return on plan assets	(6,193)	(5,763)	(5,627)
Amortization of prior service cost	123	171	171
Amortization of net loss (gain)	1,461	922	369

Net periodic benefit cost	$3,422	$2,988	$2,409

Our expected future benefit contributions for the next 10 years (ending December 31) are as follows (in thousands):

2007	$3,968
2008	3,998
2009	4,225
2010	4,545
2011	4,583
2012 through 2016	$27,648

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The incremental effect of applying SFAS 158 on individual line items in our December 31, 2006 balance sheet is as follows (in thousands):

		Effect of
	Unadjusted	SFAS 158(1)	Adjusted

Assets:
Broadcast licenses and other intangible assets, net	$1,042,306	$(1,153)	$1,041,153

Total assets	$2,126,999	$(1,153)	$2,125,846

Liabilities:
Liabilities held for sale	$12,350	$583	$12,933
Other accrued expenses	17,076	125	17,201

Total current liabilities	103,639	708	104,347

Deferred income tax liabilities	364,190	(2,210)	361,980
Other liabilities	101,113	4,171	105,284

Total liabilities	1,524,425	2,669	1,527,094

Accumulated other comprehensive loss	(14,965)	(3,822)	(18,787)

Total equity	$592,543	$(3,822)	$588,721

Total liabilities, preferred stock and stockholders’ equity	$2,126,999	$(1,153)	$2,125,846

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

	As of December 31,
	2006	2005	2004

Discount rate	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

Weighted-average assumptions used to determine net periodic pension benefit cost:

	Year Ended December 31,
	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Expected long-term rate of return plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.50%

(1)	Includes the effect of implementing SFAS 158 on our defined benefit plan and the defined benefit retirement plan of our Puerto Rico operations, which has been discontinued.

Our pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The expected long-term rate of return on plan assets was made considering the retirement plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

The asset allocation for our retirement plan at December 31, 2006 and 2005 and the target allocation are as follows:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category	2006	2006	2005

Equity securities	60 - 70%	68%	70%
Debt securities	40 - 30%	32%	30%

	100%	100%	100%

Contributions

Our Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We contributed $1.6 million, $0.9 million and $4.6 million to the Retirement Plan in 2006, 2005 and 2004, respectively. We anticipate contributing $3.0 million to the Retirement Plan in 2007. There will be an increase in our funding requirements over the next several years as our funding requirements are accelerated to comply with the Pension Protection Act, which requires companies to be fully funded by the year 2015.

Note 12 — Restructuring Charge

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We paid approximately $0.5 million of the costs during the year ended December 31, 2006 and we expect to pay the December 31, 2006 balance of approximately $4.2 million during 2007.

The activity for the restructuring reserve liability for the year ended December 31, 2006 is as follows (in thousands):

	Balance as of	Year Ended		Balance as of
	December 31,	December 31, 2006		December 31,
	2005	Expense	Payments	2006

Severance and related	$—	$(4,402)	$420	$(3,982)
Contractual and other	—	(344)	75	(269)

Total	$—	$(4,746)	$495	$(4,251)

Note 13 — Related Party Transactions

Financial Advisory Agreement.  Prior to November 1, 2005, our Company had been a party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses to Hicks Muse incurred in connection with certain financial consulting services. We incurred fees under this

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

arrangement of $16,000 and $17,000 for the years ended December 31, 2005 and 2004, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico in which Hicks Muse has a substantial economic interest, provides our Puerto Rico operations with advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations under the provisions of SFAS 144 for all periods presented.

Banks Broadcasting Inc.  Our Company provides Banks Broadcasting certain management, engineering and related services for a fixed fee. Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), we recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 pursuant to the management services agreement.

Note 14 — Commitments and Contingencies

Commitments

Our Company leases land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and other operating agreements that expire at various dates through 2013. Commitments for non-cancelable operating lease payments at December 31, 2006 are as follows (in thousands):

2007	$18,218
2008	10,570
2009	8,444
2010	1,043
2011	766
2012	691
Thereafter	2,091

$41,823

Rent expense included in the consolidated statements of operations was $2.6 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Our Company has entered into commitments for future syndicated entertainment and sports programming. Future payments associated with these commitments at December 31, 2006 are as follows (in thousands):

2007	$34,762
2008	21,290
2009	15,803
2010	10,928
2011	4,253
2012	2,229
Thereafter	1,638

Total obligations	90,903
Less: recorded contracts	42,775

Future contracts	$48,128

Our Company has commitments aggregating up to $0.8 million to pay future minimum periodic fees related to local marketing agreements for WNAC-TV, KNVA-TV and KASA-TV.

Our Company has purchase option agreements to acquire WNAC-TV and KNVA-TV with a commitment to pay $0.7 million and an additional $2.1 million if we exercises these options. We had a definitive agreement to acquire KASA-TV in the amount of $55.0 million, which was completed on February 22, 2007.

Contingencies

GECC Note

In connection with the formation of the joint venture with NBC Universal, GECC provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and become unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC note. If this happened, our Company could experience material adverse consequences, including:

•	GECC could force us to sell the stock of LIN Television held by us to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, our Company may incur a substantial tax liability.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management agreement. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation

Our Company currently and from time to time is involved in litigation incidental to the conduct of our business. In the opinion of our management, none of such litigation as of December 31, 2006 is likely to have a material adverse effect on the financial position, results of operations or cash flows of our Company.

Note 15	— Income Taxes

Our Company files a consolidated federal income tax return. The (benefit from) provision for income taxes included in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(1,199)	$62	$(533)
State	585	469	560
Foreign	—	—	—

	(614)	531	27

Deferred:
Federal	(65,765)	3,449	(34,313)
State	(8,512)	2,888	952
Foreign	—	—	—

	(74,277)	6,337	(33,361)

	$(74,891)	$6,868	$(33,334)

The components of the (loss) income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$(313,230)	$(26,921)	$48,824
Foreign	—	—	—

(Loss) income from continuing operations before taxes and cumulative effect of change in accounting principle	$(313,230)	$(26,921)	$48,824

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004

(Benefit from) provision for income tax assuming federal statutory rate	$(99,103)	$(9,195)	$17,274
State taxes, net of federal tax benefit	(8,789)	(66)	1,026
Foreign taxes, net of federal tax benefit	—	—	—
Change in valuation allowance	4,084	2,299	(52,102)
Executive compensation	54	1,323	—
Impairment of Goodwill	30,539	11,698	—
Other	(1,676)	809	468

Reported (benefit from) provision for income tax	$(74,891)	$6,868	$(33,334)

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2006	2005

Deferred tax liabilities:
Equity investments	$266,079	$266,789
Intangible assets	189,926	257,105
Property and equipment	20,675	16,098
Minority interest	3,357	5,856
Other	13,741	12,500

	493,778	558,348

Deferred tax assets:
Net operating loss carryforwards	(114,443)	(98,899)
Other	(31,061)	(29,451)
Valuation allowance	13,706	9,621

	(131,798)	(118,729)

Net deferred tax liabilities	$361,980	$439,619

Our Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.

As of December 31, 2006, we maintained a valuation allowance for our state net operating loss carryforwards of $8.1 million. Included in our valuation allowance was $1.5 million of deferred tax assets recorded in connection with the acquisition of Sunrise Television Corp. in 2002. We also maintained a state valuation allowance in the amount of $1.8 million related to the deferred tax assets acquired as part of the Viacom and Emmis Station acquisitions in 2005. Additionally during 2006, we recorded a valuation allowance related to state income taxes in the amount of $3.8 million related to exposed deferred tax assets as a result of the impairment of broadcast licenses.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, we anticipated sufficient taxable income in years when the temporary differences are expected to become tax deductions that we will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Our Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by us. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

At December 31, 2006, our Company had federal net operating loss carryforwards of approximately $297.7 million that begin to expire in 2019. Under the provisions of the Internal Revenue Code, future substantial changes in our ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

Note 16 — Share Repurchase Program

On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of our class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the year ended December 31, 2006 and December 31, 2005 we repurchased 1,437,700 and 368,728 shares of our common stock, respectively, for $13.2 million and $4.8 million, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 17 — Unaudited Quarterly Data

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	2006	2006		2006(4)	2006
	(in thousands, except per share data)

Net revenues	$90,540	$102,709		$103,738	$129,113
Operating income (loss)	10,274	(316,409	)(1)(3)	22,678	36,084	(5)
(Loss) income from continuing operations	(1,686)	(244,869	)(2)	3,341	4,875
(Loss) income from discontinued operations	(2,633)	512		512	5,448

Net (loss) income	$(4,319)	$(244,357)		$3,853	$10,323

Basic income per common share:
(Loss) income from continuing operations	$(0.03)	$(4.88)		$0.07	$0.10
(Loss) income from discontinued operations	(0.05)	0.01		0.01	0.11

Net (loss) income	$(0.09)	$(4.87)		$0.08	$0.21

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Basic	50,787	50,217		48,944	48,968

Diluted income per common share:
(Loss) income from continuing operations	$(0.03)	$(4.88)		$0.07	$0.10
(Loss) income from discontinued operations	(0.05)	0.01		0.01	0.11

Net (loss) income	$(0.09)	$(4.87)		$0.08	$0.21

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Diluted	50,787	50,217		48,999	49,125

(1)	In the second quarter of 2006, we recorded an impairment charge of $333.6 million, comprised of a broadcast license impairment of $238.3 million relating to fifteen of our television stations, and a goodwill impairment of $95.3 million.

(2)	In the second quarter of 2006, we recorded an impairment charge of $5.0 million for our entire investment in U.S. Digital Television LLC, which filed for bankruptcy protection on July 11, 2006.

(3)	In the second quarter of 2006, in connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million severance expense including $1.5 million of stock-based compensation.

(4)	On July 26, 2006, we signed an agreement to acquire KASA-TV and on September 15, 2006, we began providing programming, sales and other related services to KASA-TV under a local marketing agreement.

(5)	During the fourth quarter of 2006, we recorded a restructuring charge of approximately $4.7 million as part of an approved plan to centralize corporate accounting for all of our owned and operated stations and to eliminate or reduce other contractual and lease costs.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005(1)	2005	2005	2005(2)
	(in thousands, except per share data)

Net revenues	$69,011	$84,254	$75,838	$92,046
Operating income (loss)	8,479	19,952	14,232	(15,848)
(Loss) income from continuing operations	(10,779)	8,061	1,582	(32,653)
Income from discontinued operations	459	2,034	2,204	2,951

Net (loss) income	$(10,320)	$10,095	$3,786	$(29,702)

Basic income per common share:
(Loss) income from continuing operations	$(0.21)	$0.16	$0.03	$(0.64)
Income from discontinued operations	0.01	0.04	0.04	0.06

Net (loss) income	(0.20)	0.20	0.07	(0.58)

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Basic	50,512	50,633	50,702	51,212

Diluted income per common share:
(Loss) income from continuing operations	$(0.21)	$0.15	$0.03	$(0.64)
Income from discontinued operations	0.01	0.04	0.04	0.06

Net (loss) income	(0.20)	0.17	0.07	(0.58)

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Diluted	50,512	54,236	50,801	51,212

(1)	On March 31, 2005, we acquired and began operating WNDY-TV and WWHO-TV.

(2)	On November 30, 2005, we acquired and began operating KRQE-TV, WALA-TV, WLUK-TV and WTHI-TV; and we began providing programming, sales and other related services to WBPG-TV under a local marketing agreement.

Note 18 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Payments:
Cash paid for interest, continuing operations	61,799	40,289	39,885
Cash paid for interest, discontinued operations	—	—	—

Total cash paid for interest	$61,799	$40,289	$39,885

Cash paid for (refunded from) income taxes, continuing operations	262	(115)	1,117
Cash paid for income taxes, discontinued operations	5,337	1,753	4,504

Total cash paid for income taxes	$5,599	$1,638	$5,621

Non-cash investing activities:
On July 7, 2006, we acquired the broadcast license and the operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired	$3,004
Cash paid	—

Liabilities assumed	$3,004

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
On March 31, 2005, we acquired the broadcast license and the operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$128,032
Cash paid		(85,000)

Liabilities assumed		$43,032

On November 30, 2005, we acquired the broadcast licenses and the operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to program WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$272,473
Cash paid		(257,174)

Liabilities assumed		$15,299

On January 14, 2004, we acquired the broadcast license and assets of WIRS-TV for $4.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired			$4,450
Cash paid			(4,450)

Liabilities assumed			$—

On May 6, 2004, we acquired the broadcast license and assets of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired			$4,923
Cash paid			(4,923)

Liabilities assumed			$—

Note 19 — Valuation and Qualifying Accounts

	Balance at			Reclassification	Balance at
	Beginning of	Charged to		to Discontinued	End of
	Period	Operations	Deductions	Operations	Period(1)
	(in thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts	$1,148	$1,181	$966	$(155)	$1,208
Year Ended December 31, 2005
Allowance for doubtful accounts	1,450	(140)	162	—	1,148
Year Ended December 31, 2004
Allowance for doubtful accounts	1,646	320	516	—	1,450

(1)	At December 31, 2006, the allowance for doubtful accounts was approximately $1.0 million and excludes approximately $155,000 which was reclassified to discontinued operations due to the sale of our Puerto Rico operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LIN Television Corporation:

We have completed integrated audits of LIN Television Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.

As discussed in Note 8 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment.

As discussed in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded KASA-TV, which was acquired effective February 22, 2007, and consolidated under the consolidation principles of FIN 46R as of December 31, 2006, from its assessment of internal control over financial reporting as of December 31, 2006. We have also excluded KASA-TV from our audit of internal control over financial reporting. KASA-TV’s total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2007

LIN TELEVISION CORPORATION

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,085	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 — $1,208; 2005 — $1,148)	90,576	85,575
Program rights	18,139	25,960
Assets held for sale	20,176	—
Other current assets	2,963	3,534

Total current assets	137,939	126,204
Property and equipment, net	199,154	237,676
Deferred financing costs	17,717	20,173
Equity investments	62,744	63,526
Program rights	12,065	7,307
Goodwill	532,972	623,383
Broadcast licenses and other intangible assets, net	1,041,153	1,308,598
Assets held for sale	105,989	—
Other assets	16,113	19,766

Total assets	$2,125,846	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,313	$—
Accounts payable	16,099	8,292
Accrued compensation	11,379	7,145
Accrued interest expense	5,144	6,553
Accrued sales volume discount	—	5,287
Accrued contract costs	5,339	—
Other accrued expenses	17,201	16,335
Program obligations	25,939	30,375
Liabilities held for sale	12,933	—

Total current liabilities	104,347	73,987
Long-term debt, excluding current portion	936,485	981,714
Deferred income taxes, net	361,980	439,619
Program obligations	16,836	7,343
Liabilities held for sale	2,162	—
Other liabilities	105,284	60,540

Total liabilities	1,527,094	1,563,203

Commitments and Contingencies (Note 14)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at December 31, 2006 and 2005	10,031	14,558

Stockholders’ equity:
Investment in parent company’s stock, at cost	(18,005)	(4,777)
Additional paid-in capital	1,087,921	1,077,225
Accumulated deficit	(462,408)	(227,908)
Accumulated other comprehensive loss	(18,787)	(15,668)

Total stockholders’ equity	588,721	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,125,846	$2,406,633

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Net revenues	$426,100	$321,149	$315,242
Operating costs and expenses:
Direct operating (excluding depreciation of $33.4 million, $29.2 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively)	114,420	90,868	85,589
Selling, general and administrative	124,704	92,229	81,812
Amortization of program rights	25,682	25,384	22,559
Corporate	32,253	21,253	18,585
Depreciation and amortization of intangible assets	38,115	31,179	29,219
Restructuring charge	4,746	—	—
Impairment of intangible assets and goodwill	333,553	33,421	—

Total operating costs and expenses	673,473	294,334	237,764

Operating (loss) income	(247,373)	26,815	77,478
Other expense (income):
Interest expense, net	70,464	47,041	45,761
Share of income in equity investments	(3,708)	(2,543)	(7,428)
Minority interest in loss of Banks Broadcasting, Inc.	(4,527)	(451)	(454)
Gain on derivative instruments	(1,185)	(4,691)	(15,227)
Loss on early extinguishment of debt	—	14,395	4,447
Other, net	4,813	(15)	1,555

Total other expense, net	65,857	53,736	28,654
(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(313,230)	(26,921)	48,824
(Benefit from) provision for income taxes	(74,891)	6,868	(33,334)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(238,339)	(33,789)	82,158
Discontinued operations:
Income from discontinued operations, net of provision for income taxes of $0.5 million,$7.9 million and $14.5 million for the years ended December 31, 2006, 2005 and 2004, respectively	3,839	7,648	8,874
Loss from sale of discontinued operations, net of benefit from income taxes of $1,094 for year ended December 31, 2004	—	—	(1,284)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	—	3,290

Net (loss) income	$(234,500)	$(26,141)	$93,038

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

				Investment
				in Parent			Accumulated
				Company’s	Additional		Other	Total
	Common Stock			Common Stock,	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount		at cost	Capital	Deficit	Loss	Equity	Loss
	(in thousands)

Balance at December 31, 2003	1,000	$		$—	$1,067,398	$(294,805)	$(10,459)	$762,134
Minimum additional pension liability, net of tax	—		—	—	—	—	(4,131)	(4,131)	(4,131)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—		—	—	1,818	—	—	1,818
Reversal of deferred tax allowance	—		—	—	2,685	—	—	2,685
Stock-based compensation	—		—	—	419	—	—	419
Net income	—		—	—	—	93,038	—	93,038	93,038

Comprehensive income — 2004									$88,907

Balance at December 31, 2004	1,000	$		$—	$1,072,320	$(201,767)	$(14,590)	$855,963
Minimum additional pension liability, net of tax	—		—	—	—	—	(1,078)	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—		—	—	2,125	—	—	2,125
Tax benefit from stock exercises	—		—	—	1,030	—	—	1,030
Stock-based compensation				—	1,750	—	—	1,750
Investment in parent company’s common stock	—		—	(4,777)	—	—	—	(4,777)
Net loss	—		—	—	—	(26,141)	—	(26,141)	(26,141)

Comprehensive loss — 2005									$(27,219)

Balance at December 31, 2005	1,000		$286	$(4,777)	$1,077,225	$(227,908)	$(15,668)	$828,872
Minimum additional pension liability net of tax	—		—	—	—	—	1,340	1,340	1,340
Adjustment to initially apply SFAS 158	—		—	—	—	—	(3,822)	(3,822)
Unrealized loss on cash flow hedges net of tax	—		—	—	—	—	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—		—	—	944	—	—	944
Tax benefit from stock exercises	—		—	—	384	—	—	384
Stock-based compensation				—	9,368	—	—	9,368
Investment in parent company’s common stock	—		—	(13,228)	—	—	—	(13,228)
Net loss	—		—	—	—	(234,500)	—	(234,500)	(234,500)

Comprehensive loss — 2006									$(233,797)

Balance at December 31, 2006	1,000		$290	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(234,500)	$(26,141)	$93,038
Income from discontinued operations	(3,839)	(7,648)	(8,874)
Adjustment to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of intangible assets	38,115	31,179	29,219
Amortization of financing costs and note discounts	8,664	6,751	8,022
Amortization of program rights	25,682	25,383	22,559
Program payments	(26,525)	(24,922)	(21,175)
Program payment buyouts	—	(21,420)	—
Loss on extinguishment of debt	—	14,395	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	—	(3,290)
Gain on derivative instruments	(1,185)	(4,691)	(15,227)
Impairment of intangible assets and goodwill	333,553	33,421	—
Share of income in equity investments	(3,708)	(2,543)	(7,428)
Deferred income taxes, net	(76,191)	9,622	(24,610)
Stock-based compensation	8,990	3,738	419
Other, net	2,783	314	(1,490)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(13,693)	(15,881)	1,341
Other assets	271	(135)	(2,400)
Accounts payable	9,599	2,647	(5,473)
Accrued interest expense	(1,409)	(1,565)	(1,728)
Other accrued expenses	11,891	14,626	(1,791)

Net cash provided by operating activities, continuing operations	78,498	37,130	65,559
Net cash provided by operating activities, discontinued operations	1,099	2,105	22,233

Net cash provided by operating activities	79,597	39,235	87,792

INVESTING ACTIVITIES:
Capital expenditures	(22,455)	(15,578)	(21,896)
Proceeds from sale of broadcast licenses and related operating assets	—	—	24,000
Investment in minority investments	—	550	(650)
Distributions from equity investments	4,890	4,953	7,948
Payments for business combinations, net of cash acquired	(3,003)	(342,172)	219
Acquisition of broadcast licenses	431	(232)	—
Deposit on acquisition of business	(2,946)	—	—
USDTV investment and other investments, net	(1,429)	(3,957)	(896)

Net cash (used in) provided by investing activities, continuing operations	(24,512)	(356,436)	8,725
Net cash (used in) investing activities, discontinued operations	(483)	(2,424)	(16,287)

Net cash (used in) investing activities	(24,995)	(358,860)	(7,562)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	944	2,125	1,818
Proceeds from long-term debt	—	795,253	—
Net (repayments) proceeds from revolver debt	(41,000)	41,000	(22,000)
Principal payments on debt	—	(494,940)	(51,560)
Cash expenses associated with early extinguishment of debt	—	(7,108)	(3,019)
Investment in parent company’s common stock, at cost	(13,228)	(4,777)	—
Long-term debt financing costs	(124)	(15,590)	(147)

Net cash (used in) provided by financing activities, continuing operations	(53,408)	315,963	(74,908)
Net cash (used in) provided by financing activities, discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(53,408)	315,963	(74,908)

Net increase (decrease) in cash and cash equivalents	1,194	(3,662)	5,322
Cash and cash equivalents at the beginning of the period	11,135	14,797	9,475

Cash and cash equivalents at the end of the period	12,329	11,135	14,797
Less cash and cash equivalents from discontinued operations, end of period	6,244	5,628	5,947

Cash and cash equivalents from continuing operations, end of period	$6,085	$5,507	$8,850

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements

Note 1 —	Basis of Presentation and Summary of Significant Accounting Policies

LIN Television Corporation (“LIN Television”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated, known as HM Capital Partners LLC. (Hicks Muse). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.

LIN TV Corp. guarantee all of our debt. All of our consolidated wholly-owned subsidiaries fully and unconditionally guarantee all our debt on a joint and several basis.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. On October 18, 2006, we agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P., for $130.0 million in cash. Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Our Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or our Company on a stand-alone basis is provided. We operate in one reportable segment.

The only activities of our Company conducted on a stand-alone basis for the years ended December 31, 2006, 2005 and 2004 were equity transactions with all net proceeds immediately contributed to our subsidiaries.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV is consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes to the consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments is included in consolidated net income or loss.

Revenue recognition

We recognize advertising and other program-related revenue during the financial statement period in which advertising and/or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees at the time these services are performed. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time provided, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue of $9.5 million, $7.6 million and $8.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. We incurred barter expense of $9.3 million, $8.0 million and $8.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $5.8 million, $4.8 million and $4.6 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Our Company tests the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill.

An impairment assessment of enterprise level goodwill could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national and local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.

Network affiliations

Some broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by our Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the local news programming and community involvement of a television station. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•	The quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates regardless of the network’s prime time national audience ratings.

Some other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that television stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

Our Company generally has acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology our Company uses in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operate. We believe that in substantially all of our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribe no incremental value to the incumbent network affiliation in substantially all of the markets we operate in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more or less favorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, our Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that our Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If our Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to our broadcast licenses, there would be a significant impact on our operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

assuming a 15-year amortization period for the year ended December 31, 2006 (in thousands, except per share data):

		Percentage of Total Value
		of Broadcast Licenses
		Reassigned to Network
		Affiliation Agreements
	As Reported	50%	25%

Balance Sheet (As of December 31, 2006):
Broadcast licenses	$1,037,736	$518,868	$778,302
Other intangible assets, net (including network affiliation agreements)	536,389	951,483	743,936

Statement of Operations (Year Ended December 31, 2006):
Depreciation and amortization of intangible assets	38,115	72,706	55,411
Operating loss	(247,373)	(281,964)	(264,669)
Loss from continuing operations	(238,339)	(260,823)	(249,581)
Net loss	(234,500)	(256,984)	(245,742)

In future acquisitions, the valuations of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each acquired station and the market in which the station operates.

Long lived-assets

Our Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2006, our Company had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based employee compensation arrangements using the modified prospective approach. This statement

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. Our Company has elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

We estimate the fair value of stock-based awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation (including the option’s expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical volatilities of our Class A common stock and expected forfeitures are estimated using our historical experience and the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the year ended December 31, 2006, the three-month period ended December 31, 2005 and the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock issued to Employees” (“APB 25”) for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

			Based On the Accounting Rules Under
			SFAS 123R	APB 25
	Year Ended		Three	Nine-Month
	December 31,		Month Period Ended	Period Ended	Year Ended
	2006	2005	December 31, 2005	September 31, 2005	December 31, 2004

Direct operating	$1,053	$201	$201	$—	$—
Selling, general and administrative	1,793	746	421	325	63
Corporate	6,144	2,791	1,244	1,547	356

Share-based compensation expense before tax	8,990	3,738	1,866	1,872	419

Income tax benefit (@ 35% statutory rate)	(3,147)	(1,308)	(653)	(655)	(147)

Net stock-based compensation expense	$5,843	$2,430	$1,213	$1,217	$272

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the periods prior to October 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net (loss) income, as reported	$(26,141)	$93,038
Add: Stock-based employee compensation expense, included in reported net income, net of tax effect	1,106	216
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)

Net (loss) income, pro forma	$(26,322)	$90,405

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of credit risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers. Our Company does not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses and such reserves and bad debts have been within management’s expectations for all years presented.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value (see Note 7 relating to Debt). Fair values are based on quoted market prices.

Derivative financial instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure. Derivative financial instruments are not used for trading purposes.

Retirement plan actuarial assumptions

Our retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rate was 5.75% in 2006, 5.50% in 2005 and 5.75% in 2004.

To determine the expected long-term rate of return on the plan assets, we considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% for all periods presented.

As required under SFAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” (“SFAS 158”), we have recorded the under-funded status of our plan in the amount of $27.3 million, pre-tax, in our consolidated balance sheet as of December 31, 2006 with $0.1 million, pre-tax, classified as short-term in other accrued expenses and $27.2 million, pre-tax, classified as long-term in other liabilities. We have also provided the additional disclosures for the actuarial gain and loss and the prior service cost regarding the amounts: i) not yet recognized; and those ii) to be recognized in the next 12 months.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements. We adopted SFAS 156 effective January 1, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. The amount required to be recognized is that which has a greater than fifty percent probability of being realized upon ultimate settlement. The cumulative effect of FIN 48 is to be recorded as an adjustment to beginning retained earnings. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We are currently evaluating the impact of this statement on our consolidated financial statements. We will adopt FIN 48 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We will adopt SFAS 159 effective January 1, 2008.

Note 2 — Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, our Company signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, from Raycom Media, Inc. (“Raycom”) for $55.0 million in cash. On September 15, 2006, our Company began providing programming, sales and other related services to the station under a local marketing agreement (“LMA”). The acquisition was completed on February 22, 2007. We acquired KASA-TV based on our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated it to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating operating costs of the KASA-TV studio facilities and eliminating other redundant operating costs of the combined station operations and providing news programming to KASA-TV, which had previously paid another local television station to produce the news for it.

As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A preliminary valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The allocation of the purchase price continues to be

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $10.1 million. Our balance sheet also reflects a purchase price payable in other long-term liabilities of approximately $52.2 million representing the purchase price of $55.0 million net of a refundable deposit of $2.8 million paid during the third quarter of 2006.

2005 and 2006 Emmis Station Acquisitions

On July 7, 2006, our Company completed the purchase of all assets, including the broadcast license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). We had been providing programming, sales and other related services to WBPG-TV pursuant to a local marketing agreement since November 30, 2005.

On November 30, 2005, our Company purchased four network-affiliated television stations from Emmis for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile/Pensacola; WLUK-TV, the Fox affiliate serving Green Bay; and WTHI-TV, the CBS affiliate serving Terre Haute. Our Company also entered into: i) a local marketing agreement to provide programming, sales and other related services to WBPG-TV, the MyNetworkTV affiliate serving Mobile/Pensacola; and ii) a purchase option for $3.0 million to acquire WBPG-TV from Emmis upon FCC approval. The primary reasons for these station acquisitions were increasing the operating income of those acquired stations by reducing engineering and accounting costs, where possible, using one of our regional television technology centers, improving the local news franchises and capturing increased revenue share as a result of the improvement in the local news franchises.

In addition to the $4.9 million of program obligations recorded by us in connection with the acquisition of the Emmis stations, we recorded $1.7 million in other liabilities related to estimated losses on acquired program obligations, representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” We also recorded $8.6 million in other accruals and liabilities in connection with the acquisition of Emmis stations relating to: (a) employee severance costs and certain contractual costs as a result of centralizing the master control operations of WLUK-TV and WTHI-TV at our regional technology center in Indianapolis; (b) transaction costs in connection with the acquisition; and (c) the buy-out of certain operating agreements. We paid approximately $8.0 million and $0.7 million related to the accruals and liabilities noted above for years ended December 31, 2006 and 2005, respectively. We paid all of the related employee severance costs in 2006 and expect to pay the balance of the other contractual costs over the 3.5 year average life of the operating agreements.

2005 Viacom Station Acquisitions

On March 31, 2005, our Company purchased WNDY-TV, the MyNetworkTV affiliate serving Indianapolis, and WWHO-TV, the CW affiliate serving Columbus from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary reasons for these station acquisitions were increasing the operating income of those acquired stations, reducing engineering and accounting costs using one of our regional television technology centers and capturing increased revenue share. In addition, we closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by our Company in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.

In addition to the $14.4 million of program obligations recorded by us in connection with the acquisition of WNDY-TV and WWHO-TV, we recorded $25.7 million in other liabilities related to estimated losses on acquired program obligations, representing the estimated excess of program

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” We paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the year ended December 31, 2005. We also recorded $1.6 million in other accruals in connection with the acquisition of WNDY-TV and WWHO-TV relating to: (a) employee severance costs; (b) certain contractual costs as a result of our planned actions to centralize the master control operations of WNDY-TV and WWHO-TV at our regional technology center in Indianapolis and (c) transaction costs in connection with the acquisition.

At December 31, 2006, our Company had an accrual balance of $0.3 million related to the operating agreements of the Viacom stations which we expect to pay over the remaining 1.5 year life of these agreements. During 2005, we paid approximately $1.3 million related to the accruals and liabilities noted above.

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2006 (in thousands):

		Balance			Balance
		as of	Year Ended		as of
		December 31,	December 31, 2006		December 31,
	Acquisition Date	2005	Payments	Adjustments	2006

Acquisition of Sunrise Television Corp.	May 2, 2002	211	75	—	136
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$1,317	$(436)	6,157

		$8,416	$1,392	$(436)	$6,588

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2005 (in thousands):

		Balance			Balance
		as of	Year Ended		as of
		December 31,	December 31, 2005		December 31,
	Acquisition Date	2004	Payments	Adjustments	2005

Acquisition of Sunrise Television Corp.	May 2, 2002	321	110	—	211
Stations acquired from Viacom	March 31, 2005	—	1,179	1,474	295
Stations acquired from Emmis	November 30, 2005	$—	$1,882	$9,792	7,910

		$321	$3,171	$11,266	$8,416

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our acquisitions in the last three years (in thousands):

	Viacom Stations	Emmis Stations	WBPG-TV	KASA-TV
	Acquisition on	Acquisition on	Acquisition	Acquisition
	March 31,	November 30,	on July 7,	on July 26,
	2005	2005	2006	2006

Fair value of assets and liabilities acquired:
Cash and cash equivalents	$—	$2	$—	$—
Accounts receivable	524	—	—	—
Program rights, short-term	4,373	3,029	—	556
Other current assets	83	94	—
Property and equipment	14,806	40,215	—	5,937
Program rights, long-term	2,546	1,664	—	648
Equity investments	—	124	—	—
Goodwill(1)	35,653	38,040	—	10,111
Broadcast licenses and other intangibles	57,880	185,642	3,004	41,244
Deferred tax assets	11,005	3,663		1,104

Total assets	126,870	272,473	3,004	59,600
Accrued expenses	1,813	8,627	—	142
Program obligations, short-term	7,783	3,755	—	972
Program obligations, long-term	6,615	1,191	—	2,154
Other long-term liabilities	25,659	1,726	—	1,136

Total liabilities	41,870	15,299	—	4,404
Total purchase price, including direct acquisition expenses	$85,000	$257,174	$3,004	$55,196

Accrued purchase price payable				52,250

Deposit on KASA-TV				$2,946

(1)	This includes tax-deductible goodwill of $12.3 million for the stations acquired from Viacom, $31.9 million for stations acquired from Emmis and $10.9 million for the station acquired from Raycom.

The results of the former Viacom, Emmis and Raycom stations are included in the consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth unaudited pro forma information of our Company as if the acquisition of the stations acquired from Viacom, Emmis and Raycom had occurred on January 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005

Net revenues	$435,913	$392,226
Operating (loss) income	(246,683)	36,277
Loss from continuing operations	(239,070)	(34,820)
Income from discontinued operations	3,838	7,646
Net loss	(235,232)	(27,174)

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Discontinued Operations

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA-America)

On October 18, 2006, our Company agreed to sell our Puerto Rico operations to InterMedia Partners VII, L.P. for $130.0 million in cash. The sale is expected to close at the end of the first quarter of 2007. Our decision to sell the Puerto Rico operations was made in order to focus on our continental U.S. strategy and to improve our leverage profile.

Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The carrying amounts of assets and liabilities of our Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows (in thousands):

Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total assets	$126,165

Accounts payable	$933
Accrued sales volume discounts	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total liabilities	$15,095

The following table presents summarized information for our Puerto Rico operations included in historical results (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net revenues	$52,519	$59,235	$61,471
Operating income	5,088	15,555	23,529
Net income	$3,839	$7,648	$8,830

WEYI-TV.  On May 14, 2004, we completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. During the year ended December 31, 2004, we recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The operating results of WEYI-TV have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

The following table presents summarized information for WEYI-TV included in 2004 historical results (in thousands):

Year Ended December 31, 2004

Net revenues	$3,257
Operating income	960
Net income	$44

Note 4 — Investments

Our Company has investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures as of December 31 (in thousands):

	2006	2005

NBC Universal joint venture	$55,413	$54,803
WAND (TV) Partnership	6,831	8,595
Other	500	128

	$62,744	$63,526

Banks Broadcasting, Inc:  Our Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KSCW-TV, a CW affiliate in Wichita and KNIN-TV, a CW affiliate in Boise. Our Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on its Board of Directors. We also have a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of Banks Broadcasting and are periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, our Company, considering both Hicks Muse’s 44.7% ownership in our Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting, determined for purposes of FIN 46R, that our Company and 21st Century Group, LLC are related parties. Considering our 50% ownership interest in Banks Broadcasting and our management agreement with Banks Broadcasting, we determined that we were the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, we consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into our financial statements effective March 31, 2004. Since our Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of our Company does not reflect any voting equity minority interest since Banks Broadcasting has

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2006.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets:		Liabilities and Equity:

Cash	$97	Accounts payable	$396
Accounts receivable	899	Program obligations, short-term	793
Program rights, short-term	757	Other accrued expenses	404
Other current assets	46	Program obligations, long-term	525
Property and equipment	5,048	Deferred income taxes, net	4,805
Program rights, long-term	662	Preferred stock	34,764

Broadcast licenses	29,238

Total assets	$36,747	Total liabilities and equity	41,687

		Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and our ownership of such preferred stock has been eliminated in consolidation.

21st Century Group, LLC, an affiliate of Hicks Muse, owns 36% of the preferred stock of Banks Broadcasting on our balance sheet.

Joint Venture with NBC Universal

Our Company owns a 20.38% interest in a joint venture with NBC Universal and accounts for our interest using the equity method, as we do not have a controlling interest. We received distributions of $4.9 million, $4.5 million and $7.9 million from the joint venture for the years ended December 31, 2006, 2005 and 2004 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenue	$92,468	$83,902	$104,285
Other expense, net	(65,476)	(65,843)	(66,104)
Net income	31,567	18,059	38,181

	December 31,
	2006	2005

Current assets	$11,860	$10,617
Non-current assets	233,861	232,075
Current liabilities	725	724
Non-current liabilities	815,500	815,500

Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $783.8 million as of December 31, 2006. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formulation of LIN Television Corporation in 1998.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

WAND (TV) Partnership

Our Company has a 33.33% interest in the WAND (TV) Partnership, the balance of which is owned by Block Communications. We accounts for our interest using the equity method, as we do not have a controlling interest. We received $0.5 million in distributions from the partnership for the year ended December 31, 2005. We did not receive any distributions in 2006 or 2004. Our Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to our Company from WAND (TV) Partnership under this arrangement were approximately $1,129,000 and $789,000 as of December 31, 2006 and 2005, respectively. The partnership recorded an impairment of $5.9 million and $3.4 million for the broadcast license of WAND-TV for the years ended December 31, 2006 and 2005, respectively. The 2006 and 2005 impairment was due to a decline in market growth causing a decline in the average station operating margin. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net revenues	$8,538	$6,577	$6,605
Operating loss	(1,895)	(3,468)	(52)
Net loss	(5,292)	(3,432)	(123)

	December 31,
	2006	2005

Current assets	$4,723	$2,398
Non-current assets	13,992	20,702
Current liabilities	2,296	1,276
Non-current liabilities	—	14

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005

Land and land improvements	$17,263	$18,991
Buildings and fixtures	130,531	145,325
Broadcast equipment and other	223,660	260,987

	371,454	425,303
Less accumulated depreciation	(172,300)	(187,627)

	$199,154	$237,676

Our Company recorded depreciation expense in the amounts of $33.4 million, $29.2 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	Estimated
	Useful
	Life (Years)		2006	2005

Amortized Intangible Assets:
LMA purchase options	1		$5,124	$4,212
Network affiliations	1		1,753	1,753
Other intangible assets	2	*	5,964	6,025
Accumulated amortization			(9,424)	(4,686)

			3,417	7,304

Unamortized Intangible Assets:
Broadcast licenses			1,037,736	1,301,294
Goodwill			532,972	623,383

			1,570,708	1,924,677

Summary:
Goodwill			532,972	623,383
Broadcast licenses and other intangible assets, net			1,041,153	1,308,598

Total intangible assets			$1,574,125	$1,931,981

*	weighted average

The increase in LMA purchase options is due to an option payment for KNVA-TV made in 2006.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Year Ended December 31,			Year Ending December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter	Total

Amortization expense	$1,015	$1,941	$4,738	$2,047	$259	$75	$71	$68	$898	$3,418

As of December 31, 2005, other intangible assets included intangible pension assets recognized when our Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. With our adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” the value of this intangible was written down to zero with the offset to accumulated other comprehensive loss.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, our Company has ascribed an indefinite useful life to our broadcast licenses. This accounting treatment is based in part upon our belief that the cash flows from the ownership of our broadcast licenses are expected to continue indefinitely as we have the intention and have demonstrated the ability to renew our licenses indefinitely. Our broadcast licenses are renewable every eight years so long as we comply with the applicable FCC rules and regulations. The cost of renewal is not significant and historically there have been no compelling challenges to our renewal of licenses and we see no reason to expect that challenges will be brought in any future period.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In accordance with the provisions of SFAS No. 142, our Company does not amortize goodwill and broadcast licenses.

We recorded an impairment charge of $333.6 million during the second quarter of 2006 that included a broadcast license impairment of $238.3 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million. As required by SFAS 142, we tested our unamortized intangible assets between annual tests because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. As a result of the continued decline in the trading price of our class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units.

The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.

In addition to the impairment test performed at the end of the second quarter of 2006, we performed impairment tests of our unamortized intangible assets as of December 31, 2006, which resulted in no additional impairments to the carrying values of our broadcast licenses or goodwill being required at December 31, 2006.

We recorded an impairment loss of $33.4 million to reflect an impairment to goodwill for the year ended December 31, 2005. The impairment to goodwill was the result of a decline in the operating profit margin of one of our stations due to low market growth and increased operating costs.

No impairments to the carrying values of our broadcast licenses and goodwill were required during the year ended December 31, 2004.

Approximately $1.6 billion, or 74%, of our total assets as of December 31, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. Our class A common stock traded at a price that resulted in a market capitalization less than total stockholder’s equity as of December 31, 2006 and had done so since April 2005. If we were required to write down intangible assets in future periods, we would incur an impairment charge, which could have a material adverse effect on the results of operations and the trading price of our class A common stock.

Our Company based the valuation of broadcast licenses on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying values of our broadcast licenses, if we were to decrease the market growth by one percent and by half of the projected growth rate, we would incur an impairment of our broadcast licenses of $5.3 million and $4.3 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, we would incur no additional impairment of our broadcast licenses. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, we would incur an impairment of broadcast licenses of $25.4 million and $103.7 million, respectively.

Our Company based the valuation of goodwill on the following basic assumptions for the years ended December 31:

	2006	2005

Market revenue growth	0.7% to 4.7%	1.1% to 6.1%
Operating profit margins	10.5% to 53.1%	28.0% to 39.9%
Discount rate	10.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2006 carrying value of our goodwill, if we were to decrease the market growth by one percent and by half of the projected growth rate, the enterprise value of our reporting units would decrease by $22.9 million and $21.0 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our reporting units would decrease by $7.6 million and $11.2 million, respectively. If we were to increase the discount rate in the valuation calculation by 1% and 2%, the enterprise value of our reporting units would decrease by $39.8 million and $89.6 million, respectively.

In addition, we would then be required to take these enterprise values to the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($533.0 million at December 31, 2006). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess, but not more than the carrying value of the goodwill.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	2006	2005

Credit Facility	$275,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $12,411 and $14,283 at December 31, 2006 and 2005, respectively)	177,589	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $5,791 and $10,003 at December 31, 2006 and 2005, respectively)	119,209	114,997

Total debt	946,798	981,714
Less current portion	10,313	—

Total long-term debt	$936,485	$981,714

Credit Facility

Credit Facility
	Revolving	Term Loans
(dollars in thousands)

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2006	$—	$275,000
Unused balance at December 31, 2006	275,000	—
Average rates for year ended December 31, 2006:
Adjusted LIBOR	4.32% to 5.40%	4.32% to 5.62%
Applicable margin	1.25% to 1.50%	1.25% to 1.50%

Interest rate	5.57% to 6.90%	5.57% to 6.87%

Our Company entered into a credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The $170.0 million term loan was subsequently repaid with a portion of the proceeds from the issuance of the 6 1/2% Senior Subordinated Notes due 2013 — Class B on September 29, 2005. Our Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.

On November 4, 2005, we entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.

Our Company incurred a loss on early extinguishment of debt of $2.8 million and incurred fees of $8.1 million for year ended December 31, 2005 related to the two credit facility agreements. The fees will be amortized over the terms of the credit facility.

The proceeds of the new revolving credit facility were used to repay the balance on the former revolving credit facility, to complete the purchase of the four Emmis stations in the fourth quarter of

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2005 and for general corporate purposes, including share repurchases. The revolving credit facility may be used for acquisitions of certain assets and general corporate purposes including the redemption of our publicly traded securities. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory quarterly payment of our term loan of $10.3 million beginning on December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets.

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and minimum interest coverage ratio.

The credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay the senior subordinated notes without the consent of such lenders. All borrowings under the credit facility are secured by substantially all of our assets.

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated	Senior Subordinated
	Subordinated Notes	Notes — Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th and	May 15th and	May 15th and
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

On January 28, 2005, our Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of our 8% Senior Notes due 2008. We recorded an $11.6 million loss on early extinguishment of debt related to our 8% Senior Notes for the year ended December 31, 2005. During the year ended December 31, 2005, we incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

On September 29, 2005, our Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The net proceeds of $175.3 million from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under our credit facility and the remaining proceeds were used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the year ended December 31, 2005, we incurred fees of

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$3.7 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes.

The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common shares based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The Base Exchange Rate plus the Applicable Stock Price less the Base Exchange Price divided by the Applicable Stock Price multiplied by the Incremental Share Factor

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect. The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the Base Exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the Base Exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of our common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

					2.50%
				6 1/2% Senior	Exchangeable
			6 1/2% Senior	Subordinated	Senior
	Credit Facility		Subordinated	Notes	Subordinated
	Revolving	Term Loans	Notes	— Class B	Debentures	Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033(1)

2007	$—	$10,313	$—	$—	$—	$10,313
2008	—	41,252	—	—	—	41,252
2009	—	41,252	—	—	—	41,252
2010	—	41,252	—	—	—	41,252
2011	—	140,931	—	—	—	140,931
Thereafter			375,000	190,000	125,000	690,000

Total	$—	$275,000	$375,000	$190,000	$125,000	$965,000

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2006	2005

Carrying amount	$946,797	$981,714
Fair value	930,819	967,327

Note 8 — Stock-Based Compensation

Our Company has several stock-based employee compensation plans, including our 1998 Option Plan, Amended and Restated 2002 Stock Plan, Sunrise Option Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permits us to grant nonqualified options in our class A common stock or restricted stock units, which convert into the class A common stock upon vesting, to certain directors, officers and key employees of our Company.

Following the guidance prescribed in SFAS 123R and SAB 107, on October 1, 2005, we adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, our Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the service period that the awards will vest. Restricted stock and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123R.

Prior to October 1, 2005, our Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Accordingly, we were not required to recognize compensation cost for stock options issued at fair market value to employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant or when there were modifications to the original terms of an employee stock option agreement. We recorded stock-based compensation expense on the consolidated statements of income under APB 25 of $1.9 million for the nine-month period ended September 30, 2005 and $0.4 million for year ended December 31, 2004.

We recorded stock-based compensation expense under SFAS 123R of $9.0 million for the year ended December 31, 2006 of which $6.2 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $2.0 million for modifications to stock option agreements. There were no capitalized stock-based compensation costs for the year ended December 31, 2006.

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005 for the three-month period ended December 31, 2005. We recorded stock-based compensation expense under SFAS 123R of $1.9 million for the three-month period ended December 31, 2005 of which $0.7 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $0.4 million for modifications to stock option agreements. We did not capitalize stock-based compensation during the years ended December 31, 2006, 2005 and 2004.

Our Company has not yet recognized total compensation cost related to unvested employee stock options of $5.1 million as of December 31, 2006 that will be recognized over a weighted-average period of 2 years. In addition, we have not yet recognized total compensation cost related other unvested employee stock-based awards of $5.2 million as of December 31, 2006 that will be recognized over a weighted-average period of 2.3 years.

In accordance with SFAS 123R, our deferred stock-based compensation balance of $4.0 million as of September 30, 2005, which was accounted for under APB 25, was reclassified into the paid-in-capital account. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the stock-based compensation expense recognized on the consolidated statements of income under SFAS 123R for the year ended December 31, 2006, the three-month period ended December 31, 2005 and the stock-based compensation expense recognized on the consolidated statements of income under APB 25 for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

			Based On the Accounting Rules Under
			SFAS 123R	APB 25
			Three Months	Nine Months	Year
	Year Ended		Ended	Ended	Ended
	December 31		December 31,	September 30,	December 31,
	2006	2005	2005	2005	2004

Employee stock purchase plans	$109	$33	$33	$—	$—
Employee stock option plans	1,381	707	707	—	—
Restricted stock unit awards	5,894	767	703	64	59
Modifications to stock option agreements	1,606	2,231	423	1,808	360

Share-based compensation expense before tax	8,990	3,738	1,866	1,872	419

Income tax benefit...(@ 35% statutory rate)	(3,147)	(1,308)	(653)	(655)	(147)

Net stock-based compensation expense	$5,843	$2,430	$1,213	$1,217	$272

Our Company recorded modifications to stock option agreements of $2.0 million, $2.2 million and $0.4 million for years ended December 31, 2006, 2005 and 2004 impacting approximately 11 employees in 2006, 33 employees in 2005 and 10 employees in 2004.

In 2006, the modifications of the stock option agreements were primarily due to the retirement of our former Chief Executive Officer and the accelerated vesting of all his outstanding options. In 2006 and 2005, the modifications to the stock option agreements primarily related to certain employee option agreements granted in 1998 which contained a provision requiring us to make cash payments to employees when employees exercised their options and the market price of our class A common stock was below the exercise price of the option. As of December 31, 2006 and 2005, we recorded a liability of $0.5 million and $1.8 million, respectively related to this provision and for the years ended December 31, 2006 and 2005, we made cash payments totaling $1.0 million and $0.2 million, respectively in connection with this provision.

In addition, for the years ended December 31, 2006 and 2005, there were a small number of modifications due to a change in our 1998 Option Plan agreement allowing terminated employees the same contractual terms as the 2002 Option Plans regarding the length of time to exercise options upon termination. The 2004 modifications to the stock option agreements also related primarily to this change in the 1998 Option Plan agreement.

For the year ended December 31, 2006 we received no cash from the exercise of stock options, phantom stock units and restricted stock. The only exercises during 2006 were of phantom stock units which have an exercise price of $0.

We did not realize windfall tax benefits from the exercise of stock options and restricted stock due to our net operating loss carryforwards. We used the first vested, first-exercised basis in accounting for option exercises.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Employee Tender Offer to Exchange Stock Options for Restricted Stock

On December 22, 2005 our Company completed a tender offer that permitted employees to exchange outstanding options to purchase shares of our class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 8,200,000 shares authorized for grant under the various Option Plans and 3,309,752 shares available for future grant as of December 31, 2006. Both the shares authorized and shares available exclude 1,446,421 shares under the 1998 Stock Plan which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans (in thousands, except per share data):

	As of December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at the beginning of the year	910	$13.54	4,179	$21.14	3,510	$20.83
Granted during the year	2,614	8.23	457	14.03	1,006	22.63
Exercised or converted during the year	—	—	(108)	10.90	(29)	20.89
Forfeited during the year	(474)	11.23	(573)	22.46	(308)	22.55
Exchange for restricted stock awards	—	—	(3,045)	22.46	—	—

Outstanding at the end of the year	3,050	$9.35	910	$13.54	4,179	$21.14

Exercisable or convertible at the end of the year	274		454		2,196

Total intrinsic value of options exercised	$—		$750		$108

Total fair value of options vested during the year	$5,545		$3,890		$3,188

Total fair value of options granted during the year	$21,509		$6,408		$22,814

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about our Option Plans at December 31, 2006 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Vested
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.425 to $13.99	2,856	9.5	$8.85	115	$13.10
$14.00 to $18.99	148	3.3	15.15	117	14.99
$19.00 to $24.00	46	3.4	21.57	42	21.45

	3,050	9.1	$9.35	274	$15.19

Total intrinsic value		$4,510			$—

Our Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, based on a single employee group, and the graded vesting approach with the following assumptions:

	2006	2005	2004

Expected term(1)	5 to 7 years	3 to 6 years	3 to 10 years
Expected volatility(3)	24% to 26%	24%	24%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	4.6% to 5.1%	3.7% to 4.4%	2.0% to 4.4%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose expected term information was publicly available, as our Company’s historical share option exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002 as well as comparison to peer companies.

Restricted Stock Awards

Restricted stock awards granted during 2006 had a straight-line vesting term of five years and are amortized using the graded vesting attribution method. The vesting term of awards may be accelerated upon the achievement of specific performance based objectives set by our Board of Directors. Restricted stock awards granted to directors in lieu of director fees are immediately vested. Our Company granted 312,000 shares of restricted stock awards, 1,291,000 shares of restricted stock and 3,900 shares of unrestricted stock awards for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, 987,000 shares of restricted stock were unvested.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table provides additional information regarding the restricted stock awards (shares in thousands):

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Unvested at the beginning of the year	1,286	$12.13	—	$—	—	$—
Granted during the year	312	8.64	1,291	$13.27	4	20.89
Vested during the year	(522)	11.73	(2)	$13.90	(4)	20.89
Forfeited during the year	(89)	11.61	(3)	14.88	—	—

Unvested at the end of the year	987	$11.29	1,286	$13.27	—	$—

Total fair value of awards vested during the year	$6,221	$11.73	$33	$13.90	$59	$—

Phantom Stock Plan

Pursuant to our 1998 Phantom Stock Plan (“Phantom Stock Plan”), and as partial consideration for the acquisition of LIN Television by our Company in 1998, phantom units exercisable into shares of our class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding our 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2006	2005	2004

Shares outstanding at the beginning of the year	186	328	525
Shares exercised during the year	(140)	(142)	(197)

Shares outstanding at the end of the year	46	186	328

Shares exercisable or convertible at the end of the year	46	186	328

Total intrinsic value of shares exercised during the year	$1,063	$2,189	$4,079

Employee Stock Purchase Plan

Under the terms of our 2002 Employee Stock Purchase Plan, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 247,000 available for future grant. During the fiscal year ended December 31, 2006,

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

employees purchased 127,891 shares at a weighted average price of $7.37. As the discount offered to employees is in excess of our per share public offering issuance costs, the ESPP is considered compensatory.

Note 9	— Comprehensive loss

Comprehensive loss is the total net loss and all other non-owner changes in stockholders’ equity. All other non-owner changes are primarily the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.

The reconciliation of the components of accumulated other comprehensive loss is as follows (in thousands):

	Minimum	Unfunded	Unrealized
	Pension	Projected	(Loss)
	Liability	Benefit	Gain on
	(Net of	Obligation	Derivatives
	Tax)	(Net of Tax)	(Net of Tax)	Total

Balance as of December 31, 2004	$(14,590)	$—	$—	$(14,590)
Changes during the year	(1,078)	—	—	(1,078)

Balance as of December 31, 2005	(15,668)	—	—	(15,668)
Changes during the year	1,340	(3,822)	(637)	(3,119)
Adjustment to initially apply SFAS 158	14,328	(14,328)	—	—

Balance as of December 31, 2006	$—	$(18,150)	$(637)	$(18,787)

The following table is a summary of the components of other comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net (loss) income	$(234,500)	$(26,141)	$93,038

Other comprehensive (loss) income:
Minimum pension liabilities adjustment:	2,215	(1,786)	(4,131)
Tax effect	(875)	708	—

Minimum pension liabilities adjustment, net of tax	1,340	(1,078)	(4,131)

Unrealized loss on cash flow hedges (Note 10):	(1,052)	—	—
Tax effect	415	—	—

Unrealized loss on cash flow hedges, net of tax	(637)	—	—

Total comprehensive loss	$(233,797)	$(27,219)	$88,907

Note 10 —	Derivative Instruments

The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities on our balance sheet. We recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $0.1 million, $3.1 million and $15.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.1 million as of December 31, 2006. This amount is reflected in other comprehensive income, net of $0.4 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.

During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. During the second quarter of 2006, we sold this swap agreement. Other (income) expense for the years ended December 31, 2006 and December 31, 2005 includes a gain of $1.2 million and $1.6 million, respectively as a result of this hedging instrument. The gain we recorded for the twelve months ended December 31, 2006 consisted of a gain on the sale of the interest rate swap agreement of $2.8 million and a loss of $1.6 million on the fair valuation of our derivative instruments due to fluctuations in market interest rates. The gain we recorded for the twelve months ended December 31, 2005 was solely a result of fluctuations in market interest rates and subsequently, we recorded an asset on our books of $1.6 million, the agreement’s fair market value. This interest rate swap agreement was sold in 2006.

Note 11 — Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) to substantially all employees. We make contributions to employee groups that are not covered by another retirement plan sponsored by our Company. Contributions made by us vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $3.0 million, $2.4 million and $2.3 million to the 401(k) Plan in the years ended December 31, 2006, 2005 and 2004, respectively.

Retirement Plans

Our Company has a number of noncontributory defined benefit retirement plans covering a certain number of our U.S. employees. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

As of December 31, 2006, our Company adopted the recognition requirements under SFAS 158 which requires us to record the underfunded status of our defined benefit retirement plan as a liability on our balance sheet as of December 31, 2006. We have also adapted our December 31, 2006 disclosures, as required under SFAS 158, to reflect the changes in the benefit obligations we must recognize.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As our defined benefit retirement plan and its related plan assets and benefit obligations are presently valued as of December 31, 2006, we will not be affected by any of the measurement provisions under SFAS 158 effective for fiscal years ending after December 15, 2008.

Our projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $106.6 million, $100.5 million and $79.2 million at December 31, 2006; $103.7 million, $96.7 million and $72.5 million at December 31, 2005; and $96.7 million, $90.7 million and $70.1 million at December 31, 2004, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, funded status of the retirement plans and underlying assumptions are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Change in projected benefit obligation
Projected Benefit obligation, beginning of period	$102,660	$96,677	$90,069
Service cost	2,207	2,254	1,990
Interest cost	5,823	5,404	5,506
Actuarial loss	(634)	2,945	5,035
Benefits paid	(3,549)	(3,575)	(5,923)

Benefit obligation, end of period	$106,507	$103,705	$96,677

Change in plan assets
Fair value of plan assets, beginning of period	$72,481	$70,090	$64,209
Actual return on plan assets	8,645	5,038	7,136
Employer contributions	1,612	928	4,668
Benefits paid	(3,548)	(3,575)	(5,923)

Fair value of plan assets, end of period	$79,190	$72,481	$70,090

Unfunded status of the plan	$(27,317)	$(31,224)	$(26,587)
Unrecognized actuarial gain	—	23,784	21,035
Unrecognized prior service cost	—	1,176	1,347

Total amount recognized as accrued benefit liability	$(27,317)	$(6,264)	$(4,205)

Amounts recognized on the balance sheets consist of the following as of December 31 (in thousands):

	2006	2005

Intangible assets	$—	$1,526
Current pension liability	(125)	(170)
Long-term pension liability	(27,192)	(23,288)
Accumulated other comprehensive loss related to defined benefit plan, net of tax	17,718	15,668
Accumulated other comprehensive loss to defined benefit related to discontinued operations	432	—

Net amount recognized	$(9,167)	$(6,264)

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table includes the components of accumulated other comprehensive loss, pre-tax, as of December 31, 2006 (in thousands):

Net (Gain)/Loss	$19,047
Prior Service Cost	714

$19,761
Deferred tax benefit	(2,043)

$17,718

The amount of the December 31, 2006 accumulated other comprehensive loss, pre-tax, expected to be amortized during 2007 is as follows (in thousands):

Amortization of prior service cost	$123
Amortization of net (gain/loss)	1,233

$1,356

Other information.  Accumulated benefit obligation at December 31, 2006 (in thousands) was $101,000.

Components of Net Periodic Benefit Cost were (in thousands):

	Year Ended December 31,
	2006	2005	2004

Service cost	$2,207	$2,254	$1,990
Interest cost	5,824	5,404	5,506
Expected return on plan assets	(6,193)	(5,763)	(5,627)
Amortization of prior service cost	123	171	171
Amortization of net loss (gain)	1,461	922	369

Net periodic benefit cost	$3,422	$2,988	$2,409

Our expected future benefit contributions for the next 10 years (ending December 31) are as follows (in thousands):

2007	$3,968
2008	3,998
2009	4,225
2010	4,545
2011	4,583
2012 through 2016	$27,648

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The incremental effect of applying SFAS 158 on individual line items in our December 31, 2006 balance sheet is as follows (in thousands):

		Effect of
	Unadjusted	SFAS 158(1)	Adjusted

Assets:
Broadcast licenses and other intangible assets, net	$1,042,306	$(1,153)	$1,041,153

Total assets	$2,126,999	$(1,153)	$2,125,846

Liabilities:
Liabilities held for sale	$12,350	$583	$12,933
Other accrued expenses	17,076	125	17,201

Total current liabilities	103,639	708	104,347

Deferred income tax liabilities	364,190	(2,210)	361,980
Other liabilities	101,113	4,171	105,284

Total liabilities	1,524,425	2,669	1,527,094

Accumulated other comprehensive loss	(14,965)	3,822	(18,787)

Total equity	592,543	3,822	(18,787)

Total liabilities, preference stock and stockholders’ equity	$2,126,999	$(1,153)	$2,125,846

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

	As of December 31,
	2006	2005	2004

Discount rate	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

Weighted-average assumptions used to determine net periodic pension benefit cost:

	Year Ended December 31,
	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Expected long-term rate of return plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.50%

(1)	Includes the effect of implementing SFAS 158 on our defined benefit plan and the defined benefit retirement plan of our Puerto Rico operations which have been discontinued.

Our pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The expected long-term rate of return on plan assets was made considering the retirement plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

The asset allocation for our retirement plan at December 31, 2006 and 2005 and the target allocation are as follows:

		Percentage
		of Plan
		Assets
	Target	at
	Allocation	December 31,
Asset Category	2006	2006	2005

Equity securities	60 - 70%	68%	70%
Debt securities	40 - 30%	32%	30%

	100%	100%	100%

Contributions

Our Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We contributed $1.6 million, $0.9 million and $4.6 million to the Retirement Plan in 2006, 2005 and 2004, respectively. We anticipate contributing $3.0 million to the Retirement Plan in 2007. There will be an increase in our funding requirements over the next several years as our funding requirements are accelerated to comply with the Pension Protection Act, which requires companies to be fully funded by the year 2015.

Note 12 — Restructuring Charge

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We paid approximately $0.5 million of the costs during the year ended December 31, 2006 and we expect to pay the December 31, 2006 balance of approximately $4.2 million during 2007.

The activity for the restructuring reserve liability for the year ended December 31, 2006 is as follows (in thousands):

	Balance as of	Year Ended		Balance as of
	December 31,	December 31, 2006		December 31,
	2005	Expense	Payments	2006

Severance and related	$—	$(4,402)	$420	$(3,982)
Contractual and other	—	(344)	75	(269)

Total	$—	$(4,746)	$495	$(4,251)

Note 13 — Related Party Transactions

Financial Advisory Agreement.  Prior to November 1, 2005, our Company had been a party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses to Hicks Muse incurred in connection with certain financial consulting services. We incurred fees under this arrangement of $16,000 and $17,000 for the years ended December 31, 2005 and 2004,

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico in which Hicks Muse has a substantial economic interest, provides our Puerto Rico operations with advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations under the provisions of SFAS 144 for all periods presented.

Banks Broadcasting Inc.  Our Company provides Banks Broadcasting certain management, engineering and related services for a fixed fee. Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), we recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 pursuant to the management services agreement.

Note 14 — Commitments and Contingencies

Commitments

Our Company leases land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and other operating agreements that expire at various dates through 2013. Commitments for non-cancelable operating lease payments at December 31, 2006 are as follows (in thousands):

2007	$18,218
2008	10,570
2009	8,444
2010	1,043
2011	766
2012	691
Thereafter	2,091

$41,823

Rent expense included in the consolidated statements of operations was $2.6 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Our Company has entered into commitments for future syndicated entertainment and sports programming. Future payments associated with these commitments at December 31, 2006 are as follows (in thousands):

2007	$34,762
2008	21,290
2009	15,803
2010	10,928
2011	4,253
2012	2,229
Thereafter	1,638

Total obligations	90,903
Less: recorded contracts	42,775

Future contracts	$48,128

Our Company has commitments aggregating up to $0.8 million to pay future minimum periodic fees related to local marketing agreements for WNAC-TV, KNVA-TV and KASA-TV.

Our Company has purchase option agreements to acquire WNAC-TV and KNVA-TV with a commitment to pay $0.7 million and an additional $2.1 million if we exercises these options. We had a definitive agreement to acquire KASA-TV in the amount of $55.0 million, which was completed on February 22, 2007.

Contingencies

GECC Note

In connection with the formation of the joint venture with NBC Universal, GECC provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and become unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC note. If this happened, our Company could experience material adverse consequences, including:

•	GECC could force us to sell our stock held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of our stock had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, our Company may incur a substantial tax liability.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management agreement. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation

Our Company currently and from time to time is involved in litigation incidental to the conduct of our business. In the opinion of our management, none of such litigation as of December 31, 2006 is likely to have a material adverse effect on the financial position, results of operations or cash flows of our Company.

Note 15	— Income Taxes

Our Company files a consolidated federal income tax return. The (benefit from) provision for income taxes included in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(1,199)	$62	$(533)
State	585	469	560
Foreign	—	—	—

	(614)	531	27

Deferred:
Federal	(65,765)	3,449	(34,313)
State	(8,512)	2,888	952
Foreign	—	—	—

	(74,277)	6,337	(33,361)

	$(74,891)	$6,868	$(33,334)

The components of the (loss) income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$(313,230)	$(26,921)	$48,824
Foreign	—	—	—

(Loss) income from continuing operations before taxes and cumulative effect of change in accounting principle	$(313,230)	$(26,921)	$48,824

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004

(Benefit from) provision for income tax assuming federal statutory rate	$(99,103)	$(9,195)	$17,274
State taxes, net of federal tax benefit	(8,789)	(66)	1,026
Foreign taxes, net of federal tax benefit	—	—	—
Change in valuation allowance	4,084	2,299	(52,102)
Executive compensation	54	1,323	—
Impairment of Goodwill	30,539	11,698	—
Other	(1,676)	809	468

Reported (benefit from) provision for income tax	$(74,891)	$6,868	$(33,334)

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2006	2005

Deferred tax liabilities:
Equity investments	$266,079	$266,789
Intangible assets	189,926	257,105
Property and equipment	20,675	16,098
Minority interest	3,357	5,856
Other	13,741	12,500

	493,778	558,348

Deferred tax assets:
Net operating loss carryforwards	(114,443)	(98,899)
Other	(31,061)	(29,451)
Valuation allowance	13,706	9,621

	(131,798)	(118,729)

Net deferred tax liabilities	$361,980	$439,619

Our Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.

As of December 31, 2006, we maintained a valuation allowance for our state net operating loss carryforwards of $8.1 million. Included in our valuation allowance was $1.5 million of deferred tax assets recorded in connection with the acquisition of Sunrise Television Corp. in 2002. We also maintained a state valuation allowance in the amount of $1.8 million related to the deferred tax assets acquired as part of the Viacom and Emmis Station acquisitions in 2005. Additionally during 2006, we recorded a valuation allowance related to state income taxes in the amount of $3.8 million related to exposed deferred tax assets as a result of the impairment of broadcast licenses.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, we anticipated sufficient taxable income in years when the temporary differences are expected to become tax deductions that we will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Our Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by us. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

At December 31, 2006, our Company had federal net operating loss carryforwards of approximately $297.7 million that begin to expire in 2019. Under the provisions of the Internal Revenue Code, future substantial changes in our ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

Note 16 — Share Repurchase Program

On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV Corp.’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the year ended December 31, 2006 and December 31, 2005 we repurchased 1,437,700 and 368,728 shares of LIN TV Corp.’s common stock, respectively, for $13.2 million and $4.8 million, respectively.

Note 17 — Unaudited Quarterly Data

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	2006	2006		2006(4)	2006
	(in thousands)

Net revenues	$90,540	$102,709		$103,738	$129,113
Operating income (loss)	10,274	(316,409	)(1)(3)	22,678	36,084	(5)
(Loss) income from continuing operations	(1,686)	(244,869)		3,341	4,875
(Loss) income from discontinued operations	(2,633)	512		512	5,448

Net (loss) income	$(4,319)	$(244,357)		$3,853	$10,323

(1)	In the second quarter of 2006, we recorded an impairment charge of $333.6 million, comprised of a broadcast license impairment of $238.3 million relating to fifteen of our television stations, and a goodwill impairment of $95.3 million.

(2)	In the second quarter of 2006, we recorded an impairment charge of $5.0 million for our entire investment in U.S. Digital Television LLC, which filed for bankruptcy protection on July 11, 2006.

(3)	In the second quarter of 2006, in connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million severance expense including $1.5 million of stock-based compensation.

(4)	On July 26, 2006, we signed an agreement to acquire KASA-TV and on September 15, 2006, we began providing programming, sales and other related services to KASA-TV under a local marketing agreement.

(5)	During the fourth quarter of 2006, we recorded a restructuring charge of approximately $4.7 million as part of an approved plan to centralize corporate accounting for all of our owned and operated stations and to eliminate or reduce other contractual and lease costs.

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005(1)	2005	2005	2005(2)
	(In thousands)

Net revenues	$69,011	$84,254	$75,838	$92,046
Operating income (loss)	8,479	19,952	14,232	(15,848)
(Loss) income from continuing operations	(10,779)	8,061	1,582	(32,653)
Income from discontinued operations	459	2,034	2,204	2,951

Net (loss) income	$(10,320)	$10,095	$3,786	$(29,702)

(1)	On March 31, 2005, we acquired and began operating WNDY-TV and WWHO-TV.

(2)	On November 30, 2005, we acquired and began operating KRQE-TV, WALA-TV, WLUK-TV and WTHI-TV; and we began providing programming, sales and other related services to WBPG-TV under a local marketing agreement.

Note 18 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Cash Payments:
Cash paid for interest, continuing operations	61,799	40,289	39,885
Cash paid for interest, discontinued operations	—	—	—

Total cash paid for interest	$61,799	$40,289	$39,885

Cash paid for (refunded from) income taxes, continuing operations	262	(115)	1,117
Cash paid for income taxes, discontinued operations	5,337	1,753	4,504

Total cash paid for income taxes	$5,599	$1,638	$5,621

Non-cash investing activities:
On July 7, 2006, we acquired the broadcast license and the operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired	$3,004
Cash paid	—

Liabilities assumed	$3,004

LIN TELEVISION CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

On March 31, 2005, we acquired the broadcast license and the operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$128,032
Cash paid		(85,000)

Liabilities assumed		$43,032

On November 30, 2005, we acquired the broadcast licenses and the operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to program WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$272,473
Cash paid		(257,174)

Liabilities assumed		$15,299

On January 14, 2004, we acquired the broadcast license and assets of WIRS-TV for $4.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired			$4,450
Cash paid			(4,450)

Liabilities assumed			$—

On May 6, 2004, we acquired the broadcast license and assets of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired			$4,923
Cash paid			(4,923)

Liabilities assumed			$—

Note 19 — Valuation and Qualifying Accounts

	Balance at			Reclassification	Balance at
	Beginning of	Charged to		to Discontinued	End of
	Period	Operations	Deductions	Operations	Period(1)

Year Ended December 31, 2006
Allowance for doubtful accounts	$1,148	$1,181	$966	$(155)	$1,208
Year Ended December 31, 2005
Allowance for doubtful accounts	1,450	(140)	162	—	1,148
Year Ended December 31, 2004
Allowance for doubtful accounts	1,646	320	516	—	1,450

(1)	At December 31, 2006, the allowance for doubtful accounts was approximately $1.0 million and excludes approximately $155,000 which was reclassified to discontinued operations due to the sale of our Puerto Rico operations.

Schedule I — Condensed Financial Information of the Registrant
LIN TV Corp.

Condensed Balance Sheets

	Year Ended December 31,
	2006	2005
	(in thousands, except share data)

ASSETS
Investment in wholly-owned subsidiaries	$614,700	$838,426

Total assets	$614,700	$838,426

Stockholders’ equity
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,053,302 and 28,562,583 shares at December 31, 2006 and 2005, respectively, issued and outstanding	290	286
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2006 and 2005, respectively, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2006 and 2005,issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,095,370	1,081,481
Accumulated deficit	(462,408)	(227,908)
Accumulated other comprehensive loss	(18,787)	(15,668)

Total stockholders’ equity	$614,700	$838,426

LIN TV Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Share of (loss) income wholly-owned subsidiaries	$(234,500)	$(26,141)	$93,038

Net (loss) income	$(234,500)	$(26,141)	$93,038

Basic (loss) income per common share	$(4.78)	$(0.51)	$(1.85)
Diluted (loss) income per common share	$(4.78)	$(0.51)	$(1.72)
Weighted-average number of common shares outstanding used in calculating basic (loss)income per common share	49,012	50,765	50,309
Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	49,012	50,765	54,056

LIN TV Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Operating activities:
Net (loss) income	$(234,500)	$(26,141)	$93,038
Share of (loss) income in wholly-owned subsidiaries	234,500	26,141	(93,038)

Net cash used in operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—