Form 10-Q
period 2007-03-31
LIN TV CORP; LIN TELEVISION CORP
filed 2007-05-10
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act). (Check one):
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
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 3, 2007: 27,270,601 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 3, 2007: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 3, 2007: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 3, 2007: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,911	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,167; 2006 - $1,208)	80,898	90,576
Program rights	13,055	18,139
Assets held for sale	—	20,176
Other current assets	5,066	2,963

Total current assets	125,930	137,939
Property and equipment, net	192,921	199,154
Deferred financing costs	16,519	17,717
Equity investments	61,353	62,744
Program rights	10,869	12,065
Goodwill	534,571	532,972
Broadcast licenses and other intangible assets, net	1,040,530	1,041,153
Assets held for sale	—	105,989
Other assets	14,333	16,113

Total assets	$1,997,026	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$20,625	$10,313
Accounts payable	7,912	16,099
Accrued compensation	5,967	11,379
Accrued interest expense	15,273	5,144
Accrued contract costs	5,891	5,339
Other accrued expenses	18,687	17,201
Program obligations	20,404	25,939
Liabilities held for sale	—	12,933

Total current liabilities	94,759	104,347
Long-term debt, excluding current portion	857,697	936,485
Deferred income taxes, net	356,537	361,980
Program obligations	15,228	16,836
Liabilities held for sale	—	2,162
Other liabilities	51,537	105,284

Total liabilities	1,375,758	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2007 and December 31, 2006	9,849	10,031

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,075,634 shares at March 31, 2007 and 29,053,302 shares at December 31, 2006, respectively, issued and outstanding	291	290
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2007 and December 31, 2006, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2007 and December 31, 2006, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares of class A common stock at March 31, 2007 and December 31, 2006, at cost	(18,005)	(18,005)
Additional paid-in capital	1,089,349	1,087,396
Accumulated deficit	(441,676)	(462,408)
Accumulated other comprehensive loss	(18,775)	(18,787)

Total stockholders’ equity	611,419	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,997,026	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Net revenues	$93,110	$90,540

Operating costs and expenses:
Direct operating (excluding depreciation of $8.2 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively)	29,018	28,004
Selling, general and administrative	28,924	29,514
Amortization of program rights	6,187	6,401
Corporate	5,137	5,773
Depreciation and amortization of intangible assets	8,833	10,574
Restructuring benefit	(97)	—

Total operating costs and expenses	78,002	80,266

Operating income	15,108	10,274

Other expense (income):
Interest expense, net	17,963	16,748
Share of loss (income) in equity investments	285	(1,580)
Minority interest in loss of Banks Broadcasting, Inc.	(182)	(239)
Gain on derivative instruments	(30)	(1,046)
Loss on extinguishment of debt	551	—
Other, net	(217)	(199)

Total other expense, net	18,370	13,684

Loss from continuing operations before benefit from income taxes	(3,262)	(3,410)
Benefit from income taxes	(1,276)	(1,724)

Loss from continuing operations	(1,986)	(1,686)

Discontinued operations:
Loss from discontinued operations, net of benefit from income taxes of $0.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively	(368)	(2,633)
Gain from the sale of discontinued operations, net of benefit from income taxes of $2.3 million for the three months ended March 31, 2007	23,086	—

Net income (loss)	$20,732	$(4,319)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.03)
Loss from discontinued operations, net of tax	(0.01)	(0.05)
Gain from the sale of discontinued operations, net of tax	0.47	—

Net income (loss)	$0.42	$(0.09)

Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	49,016	50,787
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

										Accumulated
	Common Stock						Treasury	Additional		Other	Total
	Class A		Class B		Class C		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$—	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax	—	—	—	—	—	—	—	—	—	31	31	31
Amortization of net loss, net of tax	—	—	—	—	—	—	—	—	—	187	187	187
Unrealized loss on cash flow hedges net of tax	—	—	—	—	—	—	—	—	—	(206)	(206)	(206)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	105,224	1	—	—	—	—	—	192	—	—	193
Stock-based compensation	(82,892)	—	—	—	—	—	—	1,761	—	—	1,761
Net income	—	—	—	—	—	—	—	—	20,732	—	20,732	20,732

Comprehensive income – 2007												$20,744

Balance at March 31, 2007	29,075,634	$291	23,502,059	$235	2	$—	$(18,005)	$1,089,349	$(441,676)	$(18,775)	$611,419

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$20,732	$(4,319)
Loss from discontinued operations	368	2,633
Gain from sale of discontinued operations	(23,086)	—
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Non-cash items:
Depreciation and amortization of intangible assets	8,833	10,574
Amortization of financing costs and note discounts	2,170	2,162
Amortization of program rights	6,187	6,401
Program payments	(7,129)	(5,879)
Loss on extinguishment of debt	551	—
Gain on derivative instruments	(30)	(1,046)
Share of loss (income) in equity investments	285	(1,580)
Deferred income taxes, net	2,118	(317)
Stock-based compensation	1,418	1,933
Other, net	(132)	(18)

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,637	814
Other assets	(271)	(3,023)
Accounts payable	(8,187)	(100)
Accrued interest payable	10,129	9,807
Other accrued expenses	(2,718)	(2,723)

Net cash provided by operating activities, continuing operations	20,875	15,319
Net cash used in operating activities, discontinued operations	(12,839)	(2,369)

Net cash provided by operating activities	8,036	12,950

INVESTING ACTIVITIES:
Capital expenditures	(1,986)	(891)
Distributions from equity investments	1,106	1,018
Payments for business combinations, net of cash acquired	(52,250)	—
USDTV Investment and other investments, net	—	(1,941)

Net cash used in investing activities, continuing operations	(53,130)	(1,814)
Net cash provided by (used in) investing activities, discontinued operations	129,483	(299)

Net cash provided by (used in) investing activities	76,353	(2,113)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	193	111
Proceeds from borrowings on long-term debt	60,000	(10,000)
Principal payments on long-term debt	(130,000)	—
Cash expenses associated with early extinguishment of debt	—	(95)
Treasury stock purchased	—	(5,650)

Net cash used in financing activities, continuing operations	(69,807)	(15,634)
Net cash used in financing activities, discontinued operations	—	—

Net cash used in financing activities	(69,807)	(15,634)

Net increase (decrease) in cash and cash equivalents	14,582	(4,797)
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	26,911	6,338
Less cash and cash equivalents from discontinued operations, end of the period	—	2,960

Cash and cash equivalents from continuing operations, end of the period	$26,911	$3,378

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in reclassifications have been made to the prior period financial statements to conform to the current financial statement presentation. On March 30, 2007 we sold our Puerto Rico operations to InterMedia Partners VII, L.P., for $131.9 million in cash. Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented.
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, Inc. was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)
The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 2 — Acquisitions
2006 Raycom (KASA-TV) Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, New Mexico from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007, (“the KASA-TV Acquisition”). We closed the studio facilities of KASA-TV and relocated it to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating operating costs of KASA-TV studio facilities, eliminating other redundant operating costs of the combined stations operations and providing news programming to KASA-TV, which had previously paid another local television station to produce the news for it.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. (“SFAS”) 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $11.7 million.
At March 31, 2007 we had an accrual balance of $58,000 related to legal fees for the KASA-TV Acquisition which we expect to pay in the second quarter of 2007.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we recorded certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements, and other transaction costs. The following summarizes the activity related to acquisition reserves for the three months ended March 31, 2007 (in thousands):

		Balance as of				Balance as of
		December 31,				March 31,
	Acquisition Date	2006	Payments	Adjustments		2007
Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$11	$—		$125

Stations acquired from Viacom	March 31, 2005	295	52	—		243

Stations acquired from Emmis	November 30, 2005	6,157	281	(412	)(1)	5,464

Station acquired from Raycom	February 22, 2007	—	—	58	(2)	58

		$6,588	$344	$(354)		$5,890

1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.

2)	Represents legal costs and barter contract costs expected to be paid in 2007.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Pro-Forma
The results of KASA-TV are included in the unaudited condensed consolidated financial statements after September 15, 2006. The following table sets forth the unaudited pro forma information as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

Three months ended
March 31, 2006
Net revenues	$93,592
Operating income	10,224
Loss from continuing operations	(2,301)
Loss from discontinued operations	(2,633)
Net loss	$(4,934)

Basic net loss per common share, pro-forma:
Loss from continuing operations	$(0.05)
Loss from discontinued operations	(0.05)

Net loss	$(0.10)

Weighted average number of common shares outstanding	50,787

Diluted net loss per common share, pro-forma:
Loss from continuing operations	$(0.05)
Loss from discontinued operations	(0.05)

Net loss	$(0.10)

Weighted average number of common shares outstanding	50,787
Note 3 – Discontinued Operations
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $23.1 million, net of income tax benefit, in our first quarter 2007 operating results.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The carrying amounts of assets and liabilities of our Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

December 31,
2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total Assets	$126,165

Accounts payable	$933
Accured sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total Liabilities	$15,095

The following presents summarized information for our Puerto Rico operations for the periods shown (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$9,868	$10,274
Operating income	1,094	1,425
Net loss	(368)	(2,633)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	March 31,	December 31,
	2007	2006
NBC Universal joint venture	$54,226	$55,413
WAND (TV) Partnership	6,759	6,831
Other	368	500

	$61,353	$62,744

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. We received distributions of $1.0 million and $1.0 million from the joint venture for the three months ended March 31, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$15,683	$24,641
Other expense, net	(16,491)	(16,509)
Net (loss) income	(808)	8,132

	March 31,	December 31,
	2007	2006
Current assets	$16,646	$11,860
Non-current assets	223,394	233,861
Current liabilities	906	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $806.9 million as of March 31, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND (TV) Partnership: We have a 33.33% interest in the WAND (TV) Partnership, the balance of which is owned by Block Communications. We account for our interest using the equity method, as we do not have a controlling interest. We did not receive any distributions from the partnership for the three months ended March 31, 2007 and 2006, respectively. We have also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND (TV) Partnership and are periodically reimbursed. Amounts due to our Company from WAND (TV) Partnership under this arrangement were approximately $175,000 and $1,129,000 as of March 31, 2007 and December 31, 2006, respectively.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The following presents the summarized financial information of WAND (TV) Partnership (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$1,356	$1,894
Operating loss	(1,571)	(4)
Net loss	(215)	(227)

	March 31,	December 31,
	2007	2006
Current assets	$3,763	$4,723
Non-current assets	13,780	13,992
Current liabilities	1,340	2,296
Non-current liabilities	—	—
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining
	Useful Life	March 31,	December 31,
	(Years)	2007	2006
Amortized Intangible Assets:
LMA purchase options	1	$5,124	$5,124
Network affiliations	1	1,753	1,753
Other intangible assets	2(1)	5,964	5,964
Accumulated amortization		(10,047)	(9,424)

		2,794	3,417

Unamortized Intangible Assets:
Broadcast licenses		1,037,736	1,037,736
Goodwill		534,571	532,972

		$1,572,307	$1,570,708

Summary:
Goodwill		534,571	532,972
Broadcast licenses and other intangible assets, net		1,040,530	1,041,153

Total intangible assets		$1,575,101	$1,574,125

(1)	Represents the weighted average life.
The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The following table summarizes the aggregate amortization expense for the remainder of 2007 and for the next five years (in thousands):

	Three months ended		April 1-	Year ending December 31,
	March 31,		December 31,						There-
	2007	2006	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$ 623	$ 1,381	$ 1,423	$ 259	$ 75	$ 71	$ 68	$ 61	$ 837	$ 2,794
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,940 and $12,411 at March 31, 2007 and December 31, 2006, respectively)	178,060	177,589

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $4,739 and $5,791 at March 31, 2007 and December 31, 2006, respectively)	120,262	119,209

Total debt	878,322	946,798
Less current portion	20,625	10,313

Total long-term debt	$857,697	$936,485

On March 30, 2007, we repaid $70.0 million of our term loans under our credit facility using a portion of the proceeds from the sale of our Puerto Rico operations, net of the KASA-TV purchase (see Notes 2 and 3).
Note 7 – Stock-Based Compensation
We granted options to purchase 287,000 and 0 shares of our class A common stock during the three months ended March 31, 2007 and 2006, respectively. We granted 496 shares and 792 shares of stock awards during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006 there were unvested restricted stock awards forfeited of 83,388 and 26,505, respectively. The number of shares forfeited during the three months ended March 31, 2007 was higher than usual due to our fourth quarter 2006 restructuring charge (see Note 13).

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 8— Comprehensive income (loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Unfunded
	Projected	Unrealized
	Benefit	(Loss) Gain
	Obligation	on Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)

Changes during the period, net of tax	218	(206)	12

Balance as of March 31, 2007	$(17,932)	$(843)	$(18,775)

The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss)	$20,732	$(4,319)

Other comprehensive (loss) income:
Net periodic pension benefit cost (Note 10):
Amortization of prior service cost	43	—

Tax effect	(12)	—

Amortization of prior service cost, net of tax	31	—

Amortization of net loss	309	—
Tax effect	(122)	—

Amortization of net loss, net of tax	187	—

Unrealized loss on cash flow hedges (Note 9):	(340)	—
Tax effect	134	—

Unrealized loss on cash flow hedges, net of tax	(206)	—

Total comprehensive income (loss)	$20,744	$(4,319)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 9 – Derivative Financial Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.1 million in other liabilities on our balance sheet at March 31, 2007. We recorded a (gain) loss on derivative instruments of $(30,000) and $400,000 for the three months ended March 31, 2007 and 2006, respectively in connection with the mark-to-market of these derivative features.
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility agreement, which expires in November 2011. In accordance with SFAS 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility agreement of approximately $1.4 million as of March 31, 2007. This amount is reflected in accumulated other comprehensive income, net of $0.6 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a gain on derivative instruments of $1.5 million for the three months ended March 31, 2006 as a result of fluctuations in market interest rates and subsequently, we recorded an asset on our books of $3.0 million, the agreement’s fair market value. This interest rate swap agreement was sold in the second quarter of 2006.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to substantially all employees. We make contributions to employee groups that are not covered by our defined benefit retirement plan sponsored by us. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.7 million to the 401(k) Plan in each of the three months ended March 31, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering a certain number of our employees. Contributions for

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of each participant’s compensation and are made quarterly to each participant’s account.
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended March 31,
	2007	2006
Service cost	$550	$625
Interest cost	1,500	1,400
Expected return on plan assets	(1,550)	(1,475)
Amortization of prior service cost	25	30
Amortization of net loss	325	320

Net periodic benefit cost	$850	$900

We contributed $0.8 million and $0.4 million to our defined benefit plan during the three months ended March 31, 2007 and 2006, respectively, and expect to contribute a total of $3.0 million during 2007. We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $2,700 and $2,000 to retired employees during the three months ended March 31, 2007 and 2006, respectively.
Note 11 – Income Taxes
The benefit from income taxes we recorded decreased $0.4 million to $1.3 million for the three months ended March 31, 2007 compared to the same period last year. Our annual effective income tax rate was 47.1% and 34.2% for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily a result of additional deferred state tax expense in the three months ended March 31, 2007 and a non-recurring release of a tax reserve in the three months ended March 31, 2006.
On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits. We recognize interest and penalties related to uncertain tax positions as a component of

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
income tax expense. As of March 31, 2007, we had not accrued any such amounts related to uncertain tax positions. We file numerous consolidated and separate entity income tax returns in the U.S., Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.
Note 12— Income (loss) per Share
Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2007 and 2006, there is no difference between basic and diluted income (loss) per share since potential common shares from the assumed conversion of contingently convertible debt and from the exercises of stock options and phantom units are anti-dilutive and are, therefore, excluded from the calculation of income (loss) per share.
Options to purchase 3,268,000 and 591,000 shares of common stock and phantom units were outstanding as of March 31, 2007 and 2006, respectively and were exercisable into 928,000 and 154,000 shares of common stock as of March 31, 2007 and 2006, respectively, but were not included in the calculation of diluted income (loss) per share for the three months ended March 31, 2007 and 2006, respectively, because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 846,000 and 1,260,000 were outstanding at March 31, 2007 and 2006, respectively, but their weighted value was not included in the calculation of diluted income (loss) per share for the three months ended March 31, 2006 because the effect of their inclusion also would have been anti-dilutive.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 13 — Restructuring Benefit
We recorded a restructuring benefit of $97,000 during the three months ended March 31, 2007 as a result of severance costs that were forfeited by certain employees upon transferring to other employment opportunities within LIN TV, offset by costs that could not be accrued at December 31, 2006 under the restructuring plan.
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.2 million.
During the three months ended March 31, 2007, we accrued an additional $0.2 million of costs that could not be accrued at December 31, 2006 under the restructuring plan and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees who remained with us in new positions. Also, during the three months ended March 31, 2007, we paid approximately $2.0 million of the costs and we expect to pay the remaining balance of approximately $2.1 million throughout 2007.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The activity for the restructuring reserve liability for the three months ended March 31, 2007 is as follows (in thousands):

	Balance as of
	December 31,	Three months ended March 31, 2007			Balance as of
	2006	Expenses	Payments	Adjustments(1)	March 31, 2007
Severance and related	$(3,982)	$(217)	$1,959	$314	$(1,926)
Contractual and other	(269)	—	87		(182)

Total	$(4,251)	$(217)	$2,046	$314	$(2,108)

(1)	Represents the adjustment to the restructuring reserve liability for projected employee severance costs that will not be paid due to employees being transferred to other employment opportunities within our Company.
Note 14— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC note. If this happened, our Company could experience material adverse consequences, including:
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

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 15 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of our class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the three months ended March 31, 2006, we repurchased 594,500 shares of our common stock for $5.7 million. We did not repurchase any shares during the first quarter of 2007.
Note 16 – Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.

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
Special Note About Forward-Looking Statements
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include those discussed under the caption “Industry Trends” below and under the caption Item 1A. Risk Factors of our Annual Report on Form 10K for the year ended December 31, 2006, as well as the following:
•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;

•	adverse changes in the national or local economies in which our stations operate;

•	softening of the domestic advertising market;

LIN TV Corp.
Management’s Discussion and Analysis-(Continued)
•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of our acquired station businesses;

•	changes in TV viewing patterns, ratings and commercial viewing measurement;

•	the execution and timing of retransmission consent agreements relating to our digital revenues;

•	changes in our television network affiliation agreements; and

•	seasonality of the broadcast business due primarily to political advertising in even years.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Summary
Our Company owns and operates and/or programs 29 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, to a much lesser extent, from other broadcast-related activities, including compensation paid by networks for the broadcast of their programming and subscriber fees earned from fee-based television services.
We recorded a net income of $20.7 million and a net loss at $4.3 million for the three months ended March 31, 2007 and 2006, respectively. The following are some of the key developments in our operations for the three months ended March 31, 2007:
•	Net revenues increased 3% primarily due to the KASA-TV Acquisition.

•	Operating costs decreased 3% in the first quarter primarily due to reduced depreciation and amortization expenses plus lower program amortization and corporate expense, offset by increased costs as a result of the KASA-TV acquisition.

•	Operating income increased 47% in the first quarter as a result of increased net revenues and lower operating costs.

•	On February 22, 2007 we completed the KASA-TV Acquisition for a total purchase price of $55.0 million.

•	On March 30, 2007 we completed our sale of our Puerto Rico operations for a total sales price of $131.9 million in cash.

•	On March 30, 2007 we used the proceeds from the sale of our Puerto Rico operations to repay $70.0 million of our term loans and to repay borrowings incurred to fund the purchase of KASA-TV.
Industry Trends
     The broadcast television industry is primarily reliant on advertising revenues and faces increased competition largely from new technologies. The following summarizes certain of the developments, competitive forces, and risks that may impact our future operating results.
•	There is increased local competition among pay television companies, such as cable operators, satellite video carriers and telecommunication companies, in the delivery of multi-channel video services to consumers. However, the value provided by broadcasters serving local communities with local news and weather services and popular network entertainment and sports programming, most of which is now also delivered through digital and high definition (HD) signals, provides the broadcast television industry with compelling negotiating positions to pursue new retransmission consent agreements with these pay television companies. We expect the negotiation of these agreements by broadcast television companies to ultimately be successful and result in growth of retransmission consent fees to many broadcasters over the next several years.
•	Due to substantial broadband penetration in most local television markets and a growing demand by consumers to view video over the Internet, broadcasters are developing their stations’ websites to deliver local rich media content, such as targeted newscasts, weather alerts and other local interest content. These websites create new ways of connecting with local audiences at home, out-of-home and at work and delivering content that broadcasters would otherwise be unable to deliver. In addition, these websites create the ability to sell additional and new forms of local advertising to existing and new customers. We expect that television station websites will continue to grow in consumer and advertiser acceptance and usage and that revenues and income from these website operations will become a more significant contributor to broadcast companies’ results of operations over the next several years.

•	Political advertising continues to trend up over the last ten years; however, political advertising creates large fluctuations in the operating results of broadcasters that have typically resulted in revenues and earnings decreases in odd-numbered years. This is consistent with the decrease in the number of candidates running for political office in the interim national election cycle, as well as select state and local elections. As a result, we expect political advertising to decrease in 2007 compared to 2006, but to continue to trend up over time when comparing even-numbered years.
•	Revenue from Olympics advertising also occurs in even-numbered years, alternating between the Winter Olympic Games (First Quarter of 2006) and the Summer Olympic Games (Third Quarter of 2008). Our 5 NBC stations aired the 2006 Winter Olympics in February 2006 and did not record any advertising revenue associated with the Olympics in the first quarter of 2007.
•	The Television Bureau of Advertising (TVB) reported that U.S. television advertising decreased 2.9% for the three months ended March 31, 2007 due largely to the loss of political advertising. This compares to TVB’s report of 7.4% growth in television advertising for the three months ended March 31, 2006, due primarily to political and Olympic advertising in that even-numbered year period.
•	Automotive advertisers continue to rely heavily on local television stations to promote their brands, showcase new model introductions and announce special pricing and financing promotions. Automotive-related advertising represents approximately 24% and 26% of our total net revenues for the three months ended March 31, 2007 and 2006, respectively. Due to heated competition among domestic and foreign car manufacturers and fiscal operating constraints at domestic automotive companies in particular, national automotive advertising has been trending downward in recent years. We expect this national advertising trend to continue in 2007 and future years, depending on the population growth and spending patterns of specific geographic markets that television stations serve. However, local car dealership advertising appears to be relatively consistent for most television stations and these customers are among some of the more active early adopters of website advertising; as a result we expect that local advertising for these customers will be relatively stable over the coming years, unless there is significant dealership consolidation in local markets.
•	Fragmentation of all media resulting from the growth of the Internet and the proliferation in the number of national program services, together with industry consolidation for a number of larger advertising categories, has increased the competition for and impacted the pool of available national advertising dollars, resulting in the general decline of our national advertising revenues. Excluding political advertising, we received 32% of our advertising revenues from national advertisers in 2006 compared to 37% in 2004. We expect this trend to continue.
•	Networks have increasingly made the renewal or extension of affiliation agreements contingent upon a reduction or eventual elimination of network compensation payments and, in certain contract extensions, have required broadcast stations to pay compensation to the network. We expect this trend to continue.
•	We no longer have exclusive rights to off-network programs for time periods where we do not air our local news or network programs. Many of these programs now air on national cable channels or may be purchased on DVDs, cable video-on-demand (VOD), computer downloads via the Internet and on wireless mobile video devices by our television audience. This fragmentation creates additional competition for viewing time and potential dilution of local television station audiences which can make it more difficult to maintain or increase the rates television stations charge their advertisers.
•	On February 17, 2009, television broadcasters will be required to broadcast digital transmissions only and are required to cease all analog broadcast transmissions. In connection with the move to all digital transmission, many in the broadcast industry, in particular the television networks, are already producing and/or distributing more programming in HD format, which provides local television audiences with rich media content and an improved viewing experience. As a result, consumer purchases of HD capable television sets and other technology has been accelerating and is driving viewer expectations and demand for increased quantities of HD programming. We expect this trend to continue and become an additional competitive force and point of differentiation for television broadcasters among the variety of multi-channel video services available to consumers.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, stock-based compensation, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no significant changes to our critical accounting policies.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
Results of Operations
Set forth below are key components that contributed to our operating results for the three months ended March 31, 2007 and 2006.
Our results of operations from period to period are affected by the impact of consolidating KASA-TV, effective July 26, 2006, in accordance with FIN 46R. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any period may not be indicative of future financial performance.
Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.

Our results of operations for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006	% change
Revenues:	(Numbers are in thousands)
Local time sales	$67,185	$62,942	7%
National time sales	32,844	34,169	-4%
Political time sales	602	1,850	-68%
Digital revenues	2,475	1,599	55%
Network compensation	894	818	9%
Barter revenues	1,962	2,206	-11%
Other revenues	791	669	18%
Agency commissions	(13,643)	(13,713)	-1%

Net revenues	93,110	90,540	3%

Operating costs and expenses:
Direct operating(1)	29,018	28,004	4%
Selling, general and administrative	28,924	29,514	-2%
Amortization of program rights	6,187	6,401	-3%
Corporate	5,137	5,773	-11%
Depreciation and amortization of intangible assets	8,833	10,574	-16%
Restructuring benefit	(97)	—	—

Total operating costs and expenses	78,002	80,266	-3%

Operating income	15,108	10,274	47%

(1)	Excluding depreciation of $8.2 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively.
Period Comparison
Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.
Net revenues increased 3% or $2.6 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase was primarily due to: (a) an increase of $3.3 million related to the KASA-TV Acquisition, (b) an increase in local airtime sales, excluding the impact of the KASA-TV Acquisition, of $2.4 million, (c) an increase in digital revenue of $0.9 million, excluding the impact of the KASA-TV Acquisition, (d) a decrease in sales-related agency commissions, excluding the impact of the KASA-TV acquisition of $0.5 million, offset by (e) a decrease in national airtime sales of $3.0 million excluding the impact of the KASA-TV Acquisition and (f) a decrease in political revenue of $1.2 million. The decrease in national airtime sales was due in large part to Olympics spending by automotive advertisers in the first quarter of 2006 that did not recur in the first quarter of 2007. The decrease in political revenues in 2007 is a result of having fewer Congressional, state and local elections than in 2006.
Local advertising revenues for the three months ended March 31, 2007, increased 7% over the same period last year to $67.2 million. Our Company operates the number one or number two local news stations in 77% of our markets. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national advertising revenue.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), which consists primarily of news, engineering, programming and music licensing costs, increased $1.0 million or 4% for the three months ended March 31, 2007 compared to the same period last year. This increase is primarily due to additional operating expenses from the KASA-TV Acquisition of $0.8 million.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, decreased $0.6 million or 2% for the three months ended

March 31, 2007 compared to the same period last year. This decrease is primarily due to a reduction of $0.4 million in property taxes, $0.3 million in bad debt expense and other smaller decreases in barter expenses, contractual costs, professional fees and stock-based compensation.
Amortization of program rights, which represent costs associated with the amortization of syndicated programming, features and specials, decreased $0.2 million, or 3%, for the three months ended March 31, 2007 compared to the same period last year. This decrease is a result of minor decreases at most of our stations.
Corporate expenses, which represent costs associated with the centralized management of our stations, decreased $0.6 million or 11% for the three months ended March 31, 2007 compared to the same period last year due primarily to a due to a general reduction in costs related to contractual costs, aviation costs and repairs and maintenance costs.
Depreciation and amortization of intangible assets decreased $1.7 million, or 16%, for the three months ended March 31, 2007 compared to the same period last year due to lower depreciation expense and amortization expense related to short-lived intangible assets that became fully amortized in 2006.
Restructuring benefit of $97,000 was recognized during the three months ended March 31, 2007 as a result of reduced anticipated severance costs for certain employees who transferred to other employment opportunities within LIN TV, partially offset by restructuring costs that could not be accrued at December 31, 2006 under the restructuring plan.
The activity for the restructuring reserve liability for the three months ended March 31, 2007 is as follows (in thousands):

	Balance as of	Three months ended March 31, 2007			Balance as of
	December 31, 2006	Expenses	Payments	Adjustments(1)	March 31, 2007
Severance and related	$(3,982)	$(217)	$1,959	$314	$(1,926)
Contractual and other	(269)	—	87		(182)

Total	$(4,251)	$(217)	$2,046	$314	$(2,108)

(1)	Represents the adjustment to the restructuring reserve liability for projected employee severance costs that will not be paid due to employees being transferred to other employment opportunities within our Company.

Other (Income) Expense
The following summarizes our total net interest expense (in thousands):

	Three months ended
	March 31,
	2007	2006
Interest Expense
Credit facility	$5,578	$5,069
$375,000, 6 1/2% Senior Subordinated Notes	6,345	6,337
$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,684	3,677
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,871	1,871

Total interest expense	17,478	16,954
Other interest costs and (interest income)	485	(206)

Total interest expense, net	$17,963	$16,748

Interest expense, net increased $1.2 million, or 7%, for the three months ended March 31, 2007 compared to the same period last year due to higher average interest rates, which for the credit facility are based on the LIBOR rate plus an applicable margin rate defined in the credit facility agreement, and an increase in other interest costs of $0.7 million during the three months ended March 31, 2007 due to finance charges related to the KASA-TV Acquisition.
Share of loss (income) in equity investments decreased $1.9 million for the three months ended March 31, 2007 compared to the prior year due primarily to lower operating results for the joint venture with NBC Universal compared to the first quarter of 2006, which included the Olympics and increased national and local advertising.
Gain on derivative instruments derived from the mark-to-market adjustments of such instruments on our balance sheet decreased $1.0 million for the three months ended March 31, 2007 compared to the gain last year due to fluctuations in market interest rates. During 2007, our derivatives consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. During 2006, our derivatives consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006.
Other items included a loss on the extinguishment of debt of $0.5 million for the three months ended March 31, 2007 related to the write-off of unamortized financing fees in connection with the prepayment of $70.0 million of the term loans of our credit facility as a result of the sale of our Puerto Rico operations.
Benefits from income taxes decreased $0.4 million to $1.3 million for the three months ended March 31, 2007 compared to the same period last year. Our annual effective income tax rate was 47.1% and 34.2% for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily a result of additional deferred state tax expense in the three months ended March 31, 2007 and a non-recurring release of a tax reserve in the three months ended March 31, 2006.

Results of Discontinued Operations
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $23.1 million, net of income tax benefit, in our first quarter 2007 operating results.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144 for all periods presented.
The carrying amounts of assets and liabilities of our Puerto Rico operations segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

December 31,
2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total Assets	$126,165

Accounts payable	$933
Accured sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total Liabilities	$15,095

The following table presents summarized information for our Puerto Rico operations for the periods shown (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$9,868	$10,274
Operating income	1,094	1,425
Net loss	(368)	(2,633)
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At March 31, 2007, our Company had cash of $26.9 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of March 31, 2007 subject to certain covenant restrictions.

Contractual Obligations
The following summarizes our estimated future contractual cash obligations at March 31, 2007 (in thousands):

	April-
	December
	2007	2008-2010	2011-2012	Thereafter	Total
Principal payments and mandatory redemptionson debt (1)	$10,313	$123,756	$70,931	$690,000	$895,000
Cash interest on debt (2)	56,292	135,188	65,527	61,308	318,315
Program payments (3)	4,639	58,777	15,055	3,867	82,338
Operating leases (4)	3,977	1,936	288	499	6,700
Operating agreements(5)	14,149	16,554	(1,850)	(1,226)	27,627
Local marketing agreement payments (6)	33	—	—	—	33
Severance and contractual costs from restructuring(7)	2,108				2,108
					—
	—	—	—	—	—

Total	$91,511	$336,211	$149,951	$754,448	$1,332,121

(1)	We are obligated to repay our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We are obligated to make mandatory quarterly payments on the $205.0 million term loan under our credit facility beginning December 2007. We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debenture. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $35.6 million of program obligations as of March 31, 2007 and have unrecorded commitments of $46.7 million for programming that is not available to air as of March 31, 2007.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into a variety of operating agreements used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	We have entered into local marketing agreements to provide programming, sales and other related services to KNVA-TV and WNAC-TV for a fixed amount totaling $0.3 million as of March 31, 2007.

(7)	As a result of our 2006 restructuring charge we committed to payments for future severance and other contractual costs of approximately $2.1 million as of March 31, 2007.

Because their future cash outflows are uncertain, the cash obligations above exclude our defined benefit retirement plans, deferred taxes and executive compensation. Additional information regarding our financial commitments at March 31, 2007 is provided in the notes to our consolidated financial statements. See Note 6 “Debt”, Note 10 “Retirement Plans” and Note 14 “Contingencies” of our unaudited condensed consolidated financial statements.
Summary of Cash Flows
The following presents summarized cash flow information for the three months ended March 31, (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2007	2006	$	%
	(in thousands)
Cash provided by operating activities	$8,036	$12,950	(4,914)	-38%
Cash provided by (used in) investing activities	76,353	(2,113)	78,466	3713%
Cash used in financing activities	(69,807)	(15,634)	(54,173)	-347%

Net increase (decrease) in cash and cash equivalents	$14,582	$(4,797)	$19,379	404%

Net cash provided by operating activities decreased $4.9 million to $8.0 million for the three months ended March 31, 2007 compared to the same period last year. This decrease was primarily the result of cash utilized by our discontinued operations of $10.5 million, offset by a $2.4 million increase in cash provided by continuing operations from a reduction in our deferred tax liabilities and a $3.8 million change in our operating assets and liabilities. The reduction of our deferred tax liabilities is a result of our first quarter income tax benefit related to continuing operations and the settlement of our tax liabilities upon the sale of our Puerto Rico operations. The change in operating assets and liabilities is primarily due to a $9.0 million decrease in accounts receivable as a result of increased collections, a $2.8 million decrease in other assets as a result of executive deferred compensation payments and changes in our interest rate swap receivables as a result of fluctuations in market interest rates, offset by an $8.0 million decrease in accounts payable related to invoices for capital expenditures accrued in 2006 and paid in 2007 and a $2.2 million decrease in accrued compensation accruals as a result of severance and bonus payments made in the first quarter of 2007.
Net cash provided by investing activities increased $78.5 million to $76.4 million for the three months ended March 31, 2007 compared to cash used in investing activities of $2.1 million for the same period last year. The increase was due to the $131.9 million in net proceeds received from the sale of our Puerto Rico operations during the three months ended March 31, 2007 offset by the $52.5 million for the KASA-TV Acquisition during the same three month period.
Net cash used in financing activities increased $54.2 million to $69.8 million for the three months ended March 31, 2007 compared to the same period last year. The increase was due to the pay-down of our term loans using a portion of the proceeds from the sale of our Puerto Rico operations, offset by the additional borrowings under our revolving loan facility incurred earlier in the quarter to fund the KASA-TV acquisition, which was also paid-down using a portion of the proceeds from the sale of our Puerto Rico operations. There were no repurchases of our class A common stock in the first quarter of 2007. We spent $5.7 million to repurchase our class A common stock in the first quarter of 2006.

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
Description of Indebtedness
The following is a summary of our outstanding indebtedness (in thousands):

	March 31,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000

6 1/2% Senior Subordinated Notes due 2013	375,000	375,000

$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,940 and $12,411 at March 31, 2007 and December 31, 2006, respectively)	178,060	177,589

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033(net of discount of $4,738 and $5,791 at March 31, 2007 and December 31, 2006, respectively)	120,262	119,209

Total debt	878,322	946,798

Less current portion	20,625	10,313

Total long-term debt	$857,697	$936,485

Credit Facility
The revolving credit facility may be used for general corporate purposes and acquisitions of certain assets, including share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory payments of our term loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. For example, we repaid $70.0 million of our term loans during the three months ended March 31, 2007 using a portion of the proceeds from the sale of our Puerto Rico operations, net of the KASA-TV acquisition.
The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At March 31, 2007, we were in compliance with all of the covenants under our credit facility.
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See table summarizing our total net interest paid for the three months ended March 31, 2007 and 2006, respectively in our discussion of “Other Expense (Income)”.
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness including our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes.
The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for shares of our class A common stock based on certain conditions.
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
Off Balance Sheet Arrangements
GECC Note
We have guaranteed the GECC Note, which is a $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC joint venture in 1998. The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $28.3 million in cash distributions to the joint venture partners over the last three years. We believe the fair value of the underlying assets of the joint venture is substantially in excess of the principal amount of the GECC note. (For more information about the GECC note, see the description of the NBC Universal Joint Venture in Note 4 to the unaudited condensed consolidated financial statements, the Risk Factor — “The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the description of the GECC Note in Note 14 to our condensed consolidated financial statements.)
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” which requires us to record program rights agreements on our balance sheet on the first broadcast date the related program is available for viewing. We have commitments for future program rights agreements not recorded on our balance sheet at March 31, 2007 of $46.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was $205.0 million outstanding as of March 31, 2007 under our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2007 would result in an estimated $1.1 million increase in annualized interest expense assuming a constant balance outstanding of $205.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement (see below).
During 2007, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap agreement classified as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line item “Other liabilities” in our condensed consolidated balance sheet.
We recorded a gain (loss) on derivative instruments of ($30,000) and $400,000 for the three months ended March 31, 2007 and 2006, respectively in connection with the mark-to-market of our 2.50% Exchangeable Senior Subordinated Debentures embedded derivatives and, during the first part of 2006, our interest rate swap arrangement.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
As of March 31, 2007 we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. As of March 31, 2007, in accordance with SFAS No. 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.4 million. This amount is reflected in other comprehensive income (loss), net of $0.6 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.
Item 4. Controls and Procedures
a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b) Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our class A common stock (the “Program”). Share repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the quarter ended March 31, 2007 no purchases of class A common stock were made under the Program or otherwise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: May 10, 2007	By:	/s/ Bart W. Catalane

Bart W. Catalane
Senior Vice President, Chief
Financial Officer
(Principal Financial Officer)

	By:	/s/ William A. Cunningham

William A. Cunningham
Vice President, Controller
(Principal Accounting Officer)

Part I. Financial Information
Item 1. Financial Statements
LIN Television Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,911	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,167; 2006 - $1,208)	80,898	90,576
Program rights	13,055	18,139
Assets held for sale	—	20,176
Other current assets	5,066	2,963

Total current assets	125,930	137,939
Property and equipment, net	192,921	199,154
Deferred financing costs	16,519	17,717
Equity investments	61,353	62,744
Program rights	10,869	12,065
Goodwill	534,571	532,972
Broadcast licenses and other intangible assets, net	1,040,530	1,041,153
Assets held for sale	—	105,989
Other assets	14,333	16,113

Total assets	$1,997,026	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$20,625	$10,313
Accounts payable	7,912	16,099
Accrued compensation	5,967	11,379
Accrued interest expense	15,273	5,144
Accrued contract costs	5,891	5,339
Other accrued expenses	18,687	17,201
Program obligations	20,404	25,939
Liabilities held for sale	—	12,933

Total current liabilities	94,759	104,347
Long-term debt, excluding current portion	857,697	936,485
Deferred income taxes, net	356,537	361,980
Program obligations	15,228	16,836
Liabilities held for sale	—	2,162
Other liabilities	51,537	105,284

Total liabilities	1,375,758	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2007 and December 31, 2006	9,849	10,031

Stockholders’ equity:
Investment in parent company’s common stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,089,875	1,087,921
Accumulated deficit	(441,676)	(462,408)
Accumulated other comprehensive loss	(18,775)	(18,787)

Total stockholders’ equity	611,419	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,997,026	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Net revenues	$93,110	$90,540

Operating costs and expenses:
Direct operating (excluding depreciation of $8.2 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively)	29,018	28,004
Selling, general and administrative	28,924	29,514
Amortization of program rights	6,187	6,401
Corporate	5,137	5,773
Depreciation and amortization of intangible assets	8,833	10,574
Restructuring benefit	(97)	—

Total operating costs and expenses	78,002	80,266

Operating income	15,108	10,274

Other expense (income):
Interest expense, net	17,963	16,748
Share of loss (income) in equity investments	285	(1,580)
Minority interest in loss of Banks Broadcasting, Inc.	(182)	(239)
Gain on derivative instruments	(30)	(1,046)
Loss on extinguishment of debt	551	—
Other, net	(217)	(199)

Total other expense, net	18,370	13,684

Loss from continuing operations before benefit from income taxes	(3,262)	(3,410)
Benefit from income taxes	(1,276)	(1,724)

Loss from continuing operations	(1,986)	(1,686)

Discontinued operations:
Loss from discontinued operations, net of benefit from income taxes of $0.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively	(368)	(2,633)
Gain from the sale of discontinued operations, net of benefit from income taxes of $2.3 million for the three months ended March 31, 2007	23,086	—

Net income (loss)	$20,732	$(4,319)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

	Investment in			Accumulated
	Parent Company’s	Additional		Other	Total
	Common Stock,	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	at cost	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax	—	—	—	31	31	31
Amortization of net loss, net of tax	—	—	—	187	187	187
Unrealized loss on cash flow hedges net of tax	—	—	—	(206)	(206)	(206)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	193	—	—	193
Stock-based compensation	—	1,761	—	—	1,761
Net income	—	—	20,732	—	20,732	20,732

Comprehensive income – 2007						$20,744

Balance at March 31, 2007	$(18,005)	$1,089,875	$(441,676)	$(18,775)	$611,419

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN Television Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$20,732	$(4,319)
Loss from discontinued operations	368	2,633
Gain from sale of discontinued operations	(23,086)	—
Adjustment to reconcile netincome (loss) to net cash provided by operating activities:

Non-cash items:
Depreciation and amortization of intangible assets	8,833	10,574
Amortization of financing costs and note discounts	2,170	2,162
Amortization of program rights	6,187	6,401
Program payments	(7,129)	(5,879)
Loss on extinguishment of debt	551	—
Gain on derivative instruments	(30)	(1,046)
Share of loss (income) in equity investments	285	(1,580)
Deferred income taxes, net	2,118	(317)
Stock-based compensation	1,418	1,933
Other, net	(132)	(18)

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,637	814
Other assets	(271)	(3,023)
Accounts payable	(8,187)	(100)
Accrued interest payable	10,129	9,807
Other accrued expenses	(2,718)	(2,723)

Net cash provided by operating activities, continuing operations	20,875	15,319
Net cash used in operating activities, discontinued operations	(12,839)	(2,369)

Net cash provided by operating activities	8,036	12,950

INVESTING ACTIVITIES:
Capital expenditures	(1,986)	(891)
Distributions from equity investments	1,106	1,018
Payments for business combinations, net of cash acquired	(52,250)	—
USDTV Investment and other investments, net	—	(1,941)

Net cash used in investing activities, continuing operations	(53,130)	(1,814)
Net cash provided by (used in) investing activities, discontinued operations	129,483	(299)

Net cash provided by (used in) investing activities	76,353	(2,113)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	193	111
Proceeds from borrowings on long-term debt	60,000	(10,000)
Principal payments on long-term debt	(130,000)	—
Cash expenses associated with early extinguishment of debt	—	(95)
Investment in parent company’s common stock, at cost	—	(5,650)

Net cash used in financing activities, continuing operations	(69,807)	(15,634)
Net cash used in financing activities, discontinued operations	—	—

Net cash used in financing activities	(69,807)	(15,634)

Net increase (decrease) in cash and cash equivalents	14,582	(4,797)
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	26,911	6,338
Less cash and cash equivalents from discontinued operations, end of the period	—	2,960

Cash and cash equivalents from continuing operations, end of the period	$26,911	$3,378

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN Television Corporation (“LIN Television”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in reclassifications have been made to the prior period financial statements to conform to the current financial statement presentation. On March 30, 2007 we sold our Puerto Rico operations to InterMedia Partners VII, L.P., for $131.9 million in cash. Our consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented.
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, Inc. was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)
The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 2 — Acquisitions
2006 Raycom (KASA-TV) Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the Fox affiliate in Albuquerque, New Mexico from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007, (“the KASA-TV Acquisition”). We closed the studio facilities of KASA-TV and relocated it to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating operating costs of KASA-TV studio facilities, eliminating other redundant operating costs of the combined stations operations and providing news programming to KASA-TV, which had previously paid another local television station to produce the news for it.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. (“SFAS”) 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $11.7 million.
At March 31, 2007 we had an accrual balance of $58,000 related to legal fees for the KASA-TV Acquisition which we expect to pay in the second quarter of 2007.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we recorded certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements, and other transaction costs. The following summarizes the activity related to acquisition reserves for the three months ended March 31, 2007 (in thousands):

		Balance as of				Balance as of
		December 31,				March 31,
	Acquisition Date	2006	Payments	Adjustments		2007
Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$11	$—		$125

Stations acquired from Viacom	March 31, 2005	295	52	—		243

Stations acquired from Emmis	November 30, 2005	6,157	281	(412	)(1)	5,464

Station acquired from Raycom	February 22, 2007	—	—	58	(2)	58

		$6,588	$344	$(354)		$5,890

1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.

2)	Represents legal costs and barter contract costs expected to be paid in 2007.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Pro-Forma
The results of KASA-TV are included in the unaudited condensed consolidated financial statements after September 15, 2006. The following table sets forth the unaudited pro forma information as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

Three months ended
March 31, 2006
Net revenues	$93,592
Operating income	10,224
Loss from continuing operations	(2,301)
Loss from discontinued operations	(2,633)
Net loss	$(4,934)

Note 3 – Discontinued Operations
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $23.1 million, net of income tax benefit, in our first quarter 2007 operating results.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The carrying amounts of assets and liabilities of our Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

December 31,
2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total Assets	$126,165

Accounts payable	$933
Accured sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total Liabilities	$15,095

The following presents summarized information for our Puerto Rico operations for the periods shown (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$9,868	$10,274
Operating income	1,094	1,425
Net loss	(368)	(2,633)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	March 31,	December 31,
	2007	2006
NBC Universal joint venture	$54,226	$55,413
WAND (TV) Partnership	6,759	6,831
Other	368	500

	$61,353	$62,744

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. We received distributions of $1.0 million and $1.0 million from the joint venture for the three months ended March 31, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$15,683	$24,641
Other expense, net	(16,491)	(16,509)
Net (loss) income	(808)	8,132

	March 31,	December 31,
	2007	2006
Current assets	$16,646	$11,860
Non-current assets	223,394	233,861
Current liabilities	906	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $806.9 million as of March 31, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND (TV) Partnership: We have a 33.33% interest in the WAND (TV) Partnership, the balance of which is owned by Block Communications. We account for our interest using the equity method, as we do not have a controlling interest. We did not receive any distributions from the partnership for the three months ended March 31, 2007 and 2006, respectively. We have also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND (TV) Partnership and are periodically reimbursed. Amounts due to our Company from WAND (TV) Partnership under this arrangement were approximately $175,000 and $1,129,000 as of March 31, 2007 and December 31, 2006, respectively.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The following presents the summarized financial information of WAND (TV) Partnership (in thousands):

	Three months ended March 31,
	2007	2006
Net revenues	$1,356	$1,894
Operating loss	(1,571)	(4)
Net loss	(215)	(227)

	March 31,	December 31,
	2007	2006
Current assets	$3,763	$4,723
Non-current assets	13,780	13,992
Current liabilities	1,340	2,296
Non-current liabilities	—	—
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining
	Useful Life	March 31,	December 31,
	(Years)	2007	2006
Amortized Intangible Assets:
LMA purchase options	1	$5,124	$5,124
Network affiliations	1	1,753	1,753
Other intangible assets	2(1)	5,964	5,964
Accumulated amortization		(10,047)	(9,424)

		2,794	3,417

Unamortized Intangible Assets:
Broadcast licenses		1,037,736	1,037,736
Goodwill		534,571	532,972

		$1,572,307	$1,570,708

Summary:
Goodwill		534,571	532,972
Broadcast licenses and other intangible assets, net		1,040,530	1,041,153

Total intangible assets		$1,575,101	$1,574,125

(1)	Represents the weighted average life.
The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The following table summarizes the aggregate amortization expense for the remainder of 2007 and for the next five years (in thousands):

	Three months ended		April 1-	Year ending December 31,
	March 31,		December 31,						There-
	2007	2006	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$ 623	$ 1,381	$ 1,423	$ 259	$ 75	$ 71	$ 68	$ 61	$ 837	$ 2,794
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,940 and $12,411 at March 31, 2007 and December 31, 2006, respectively)	178,060	177,589

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $4,739 and $5,791 at March 31, 2007 and December 31, 2006, respectively)	120,262	119,209

Total debt	878,322	946,798
Less current portion	20,625	10,313

Total long-term debt	$857,697	$936,485

On March 30, 2007, we repaid $70.0 million of our term loans under our credit facility using a portion of the proceeds from the sale of our Puerto Rico operations, net of the KASA-TV purchase (see Notes 2 and 3).
Note 7 – Stock-Based Compensation
We granted options to purchase 287,000 and 0 shares of our class A common stock during the three months ended March 31, 2007 and 2006, respectively. We granted 496 shares and 792 shares of stock awards during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006 there were unvested restricted stock awards forfeited of 83,388 and 26,505, respectively. The number of shares forfeited during the three months ended March 31, 2007 was higher than usual due to our fourth quarter 2006 restructuring charge (see Note 13).

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 8— Comprehensive income (loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Unfunded
	Projected	Unrealized
	Benefit	(Loss) Gain
	Obligation	on Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)

Changes during the period, net of tax	218	(206)	12

Balance as of March 31, 2007	$(17,932)	$(843)	$(18,775)

The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss)	$20,732	$(4,319)

Other comprehensive (loss) income:
Net periodic pension benefit cost (Note 10):
Amortization of prior service cost	43	—

Tax effect	(12)	—

Amortization of prior service cost, net of tax	31	—

Amortization of net loss	309	—
Tax effect	(122)	—

Amortization of net loss, net of tax	187	—

Unrealized loss on cash flow hedges (Note 9):	(340)	—
Tax effect	134	—

Unrealized loss on cash flow hedges, net of tax	(206)	—

Total comprehensive income (loss)	$20,744	$(4,319)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 9 – Derivative Financial Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.1 million in other liabilities on our balance sheet at March 31, 2007. We recorded a (gain) loss on derivative instruments of $(30,000) and $400,000 for the three months ended March 31, 2007 and 2006, respectively in connection with the mark-to-market of these derivative features.
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility agreement, which expires in November 2011. In accordance with SFAS 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility agreement of approximately $1.4 million as of March 31, 2007. This amount is reflected in accumulated other comprehensive income, net of $0.6 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. We expect $0.1 million to be released into earnings over the next twelve months.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a gain on derivative instruments of $1.5 million for the three months ended March 31, 2006 as a result of fluctuations in market interest rates and subsequently, we recorded an asset on our books of $3.0 million, the agreement’s fair market value. This interest rate swap agreement was sold in the second quarter of 2006.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to substantially all employees. We make contributions to employee groups that are not covered by our defined benefit retirement plan sponsored by us. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.7 million to the 401(k) Plan in each of the three months ended March 31, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering a certain number of our employees. Contributions for traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of each participant’s compensation and are made quarterly to each participant’s account.
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended March 31,
	2007	2006
Service cost	$550	$625
Interest cost	1,500	1,400
Expected return on plan assets	(1,550)	(1,475)
Amortization of prior service cost	25	30
Amortization of net loss	325	320

Net periodic benefit cost	$850	$900

We contributed $0.8 million and $0.4 million to our defined benefit plan during the three months ended March 31, 2007 and 2006, respectively, and expect to contribute a total of $3.0 million during 2007. We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $2,700 and $2,000 to retired employees during the three months ended March 31, 2007 and 2006, respectively.
Note 11 – Income Taxes
The benefit from income taxes we recorded decreased $0.4 million to $1.3 million for the three months ended March 31, 2007 compared to the same period last year. Our annual effective income tax rate was 47.1% and 34.2% for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily a result of additional deferred state tax expense in the three months ended March 31, 2007 and a non-recurring release of a tax reserve in the three months ended March 31, 2006.
On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2007, we had not accrued any such amounts related to uncertain tax positions. We file

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
numerous consolidated and separate entity income tax returns in the U.S., Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 12 — Restructuring Benefit
We recorded a restructuring benefit of $97,000 during the three months ended March 31, 2007 as a result of severance costs that were forfeited by certain employees upon transferring to other employment opportunities within LIN TV, offset by costs that could not be accrued at December 31, 2006 under the restructuring plan.
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.2 million.
During the three months ended March 31, 2007, we accrued an additional $0.2 million of costs that could not be accrued at December 31, 2006 under the restructuring plan and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees who remained with us in new positions. Also, during the three months ended March 31, 2007, we paid approximately $2.0 million of the costs and we expect to pay the remaining balance of approximately $2.1 million throughout 2007.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
The activity for the restructuring reserve liability for the three months ended March 31, 2007 is as follows (in thousands):

	Balance as of
	December 31,	Three months ended March 31, 2007			Balance as of
	2006	Expenses	Payments	Adjustments(1)	March 31, 2007
Severance and related	$(3,982)	$(217)	$1,959	$314	$(1,926)
Contractual and other	(269)	—	87		(182)

Total	$(4,251)	$(217)	$2,046	$314	$(2,108)

(1)	Represents the adjustment to the restructuring reserve liability for projected employee severance costs that will not be paid due to employees being transferred to other employment opportunities within our Company.
Note 13— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC note. If this happened, our Company could experience material adverse consequences, including:
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

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements-(Continued)
Note 14 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV's class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the three months ended March 31, 2006, we repurchased 594,500 shares of our common stock for $5.7 million. We did not repurchase any shares during the first quarter of 2007.
Note 15 – Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.