Form 10-Q
period 2007-09-30
LIN TV CORP; LIN TELEVISION CORP
filed 2007-11-09
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the
Exchange Act). (Check one):
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
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at
November 2, 2007: 27,307,345 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at
November 2, 2007: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at
November 2, 2007: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at November 2, 2007:
1,000 shares.

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(in thousands, except share data)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$32,677	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,195; 2006 - $1,208)	87,988	90,576
Program rights	5,545	18,139
Assets held for sale	353	20,176
Other current assets	4,214	2,963

Total current assets	130,777	137,939
Property and equipment, net	182,339	199,154
Deferred financing costs	15,321	17,717
Equity investments	60,897	62,744
Program rights	6,671	12,065
Goodwill	534,915	532,972
Broadcast licenses and other intangible assets, net	1,025,742	1,041,153
Assets held for sale	9,480	105,989
Other assets	14,726	16,113

Total assets	$1,980,868	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$28,500	$10,313
Accounts payable	5,618	16,099
Accrued compensation	6,174	11,379
Accrued interest expense	15,175	5,144
Accrued contract costs	5,149	5,339
Other accrued expenses	15,901	17,201
Program obligations	11,950	25,939
Liabilities held for sale	577	12,933

Total current liabilities	89,044	104,347
Long-term debt, excluding current portion	837,873	936,485
Deferred income taxes, net	361,422	361,980
Program obligations	13,209	16,836
Liabilities held for sale	212	2,162
Other liabilities	47,525	105,284

Total liabilities	1,349,285	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at September 30, 2007 and December 31, 2006	9,735	10,031

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,113,773 shares at September 30, 2007 and 29,053,302 shares at December 31, 2006, respectively, issued and outstanding	292	290
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at September 30, 2007 and December 31, 2006, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2007 and December 31, 2006, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of Class A common stock at September 30, 2007 and December 31, 2006, at cost	(18,005)	(18,005)
Additional paid-in capital	1,093,940	1,087,396
Accumulated deficit	(436,429)	(462,408)
Accumulated other comprehensive loss	(18,185)	(18,787)

Total stockholders’ equity	621,848	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,980,868	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenues	$93,740	$102,398	$287,297	$292,815

Operating costs and expenses:

Direct operating (excluding depreciation of $6.9 million and $8.8 million for the three months ended September 30, 2007 and 2006, respectively, and $23.1 million and $27.1 million for the nine months ended September 30, 2007 and 2006, respectively)	28,889	27,983	86,042	82,627
Selling, general and administrative	27,050	30,410	84,489	88,361
Amortization of program rights	6,382	6,112	18,526	18,502
Corporate	5,848	6,075	16,383	24,331
Depreciation and amortization of intangible assets	7,399	8,760	24,757	27,771
Impairment of intangible assets and goodwill	-	-	-	318,071
Restructuring benefit	(165)	-	(74)	-

Total operating costs and expenses	75,403	79,340	230,123	559,663

Operating income (loss)	18,337	23,058	57,174	(266,848)
Other expense (income):
Interest expense, net	15,567	18,274	49,213	52,408
Share of income in equity investments	(420)	(696)	(1,172)	(1,705)
Gain on derivative instruments	(1,384)	(1,446)	(918)	(954)
Loss on extinguishment of debt	-	-	551	-
Other, net	839	(279)	1,276	4,652

Total other expense, net	14,602	15,853	48,950	54,401

Income (loss) from continuing operations before provision for (benefit from) income taxes	3,735	7,205	8,224	(321,249)
Provision for (benefit from) income taxes	1,177	3,501	3,155	(87,637)

Income (loss) from continuing operations	2,558	3,704	5,069	(233,612)

Discontinued operations:
(Loss) income from discontinued operations, net of provision for (benefit from) income taxes of $0.1 million and $0.0 million for the three months ended September 30, 2007 and 2006, respectively and $(0.3) million and $(1.0) million for the nine months ended September 30, 2007 and 2006, respectively	(324)	149	(1,256)	(11,211)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $0.4 million and $2.6 for the three and nine months ended September 30, 2007	(501)	-	22,166	-

Net income (loss)	$1,733	$3,853	$25,979	$(244,823)

Basic income (loss) per common share:

Income (loss) from continuing operations	$0.05	$0.08	$0.10	$(4.76)
Loss from discontinued operations, net of tax	(0.01)	-	(0.03)	(0.23)
(Loss) gain from the sale of discontinued operations, net of tax	(0.01)	-	0.46	-

Net income (loss)	$0.03	$0.08	$0.53	$(4.99)

Weighted–average number of common shares outstanding used in calculating basic income (loss) per common share	49,687	48,944	49,300	49,049

Diluted income (loss) per common share:

Income (loss) from continuing operations	$0.05	$0.08	$0.11	$(4.76)
Loss from discontinued operations, net of tax	(0.01)	-	(0.02)	(0.23)
(Loss) gain from the sale of discontinued operations, net of tax	(0.01)	-	0.40	-

Net income (loss)	$0.03	$0.08	$0.49	$(4.99)

Weighted–average number of common shares outstanding used in calculating diluted income (loss) per common share	51,232	48,999	54,792	49,049
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

										Accumulated
	Common Stock						Treasury	Additional		Other	Total
	Class A		Class B		Class C		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$-	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax and discontinued operations	-	-	-	-	-	-	-	-	-	(10)	(10)	(10)
Amortization of net loss, net of tax and discontinued operations	-	-	-	-	-	-	-	-	-	640	640	640
Unrealized loss on cash flow hedges net of tax	-	-	-	-	-	-	-	-	-	(447)	(447)	(447)
Recognition of accumulated benefit obligation for discontinued operations	-	-	-	-	-	-	-	-	-	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	157,129	2	-	-	-	-	-	1,746	-	-	1,748
Stock-based compensation	(96,658)	-	-	-	-	-	-	4,798	-	-	4,798
Net income	-	-	-	-	-	-	-	-	25,979	-	25,979	25,979

Comprehensive income - 2007												$26,581

Balance at September 30, 2007	29,113,773	$292	23,502,059	$235	2	$-	$(18,005)	$1,093,940	$(436,429)	$(18,185)	$621,848

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$25,979	$(244,823)
Loss from discontinued operations	1,256	11,211
Gain from sale of discontinued operations	(22,166)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of intangible assets	24,757	27,771
Amortization of financing costs and note discounts	6,420	6,495
Amortization of program rights	18,526	18,502
Program payments	(20,745)	(18,687)
Gain on derivative instruments	(918)	(954)
Impairment of intangible assets and goodwill	-	318,071
Loss on extinguishment of debt	551	-
Share of income in equity investments	(1,172)	(1,705)
Deferred income taxes, net	6,916	(87,184)
Stock-based compensation	4,488	7,076
Other, net	1,168	1,110

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	2,575	(8,840)
Other assets	275	(1,304)
Accounts payable	(10,433)	2,738
Accrued interest payable	10,031	9,066
Other accrued expenses	(6,209)	10,569

Net cash provided by operating activities, continuing operations	41,299	49,112
Net cash (used in) provided by operating activities, discontinued operations	(14,342)	5,719

Net cash provided by operating activities	26,957	54,231

INVESTING ACTIVITIES:
Capital expenditures	(9,074)	(8,789)
Distributions from equity investments	2,806	3,871
Payments for business combinations, net of cash acquired	(52,265)	(3,003)
Acquisition of broadcast licenses	-	37
Deposit on acquisition of business	-	(2,750)
USDTV investment and other investments, net	(605)	(2,341)

Net cash used in investing activities, continuing operations	(59,138)	(12,975)
Net cash provided by (used in) investing activities, discontinued operations	135,781	(595)

Net cash provided by (used in) investing activities	76,643	(13,570)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,748	550
Proceeds from borrowings on long-term debt	60,000	-
Principal payments on long-term debt	(145,000)	(20,000)
Cash expenses associated with early extinguishment of debt	-	(124)
Treasury stock purchased	-	(13,228)

Net cash used in financing activities, continuing operations	(83,252)	(32,802)

Net cash used in financing activities	(83,252)	(32,802)

Net increase in cash and cash equivalents	20,348	7,859
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	32,677	18,994
Less cash and cash equivalents from discontinued operations, end of the period	-	6,292

Cash and cash equivalents from continuing operations, end of the period	$32,677	$12,702

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the condensed consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007. (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Revised (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, which is now presented as discontinued operations, was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 — “Acquisitions” for further discussion of KASA-TV, and see Note 3 —“Discontinued Operations” for further discussion of the reclassification of Banks Broadcasting to discontinued operations in the third quarter of 2007).
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, employee medical insurance claims, pension costs, barter transactions, tax valuation allowances, useful lives of property and equipment and net assets of businesses acquired.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 2 — Acquisitions
KASA-TV Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007 (the “KASA-TV Acquisition”). We have closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV’s studio facilities and other redundant operating costs of the combined station operations. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.0 million.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we record certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements and other transaction costs. The following summarizes the activity related to acquisition reserves for the nine months ended September 30, 2007 (in thousands):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

		Balance as of				Balance as of
		December 31,				September 30,
	Acquisition Date	2006	Payments	Adjustments		2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$24	-		$112

Stations acquired from Viacom	March 31, 2005	295	157	-		138

Stations acquired from Emmis	November 30, 2005	6,157	831	(413	)(1)	4,913

		$6,588	$1,012	$(413)		$5,163

(1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.
Pro-Forma
The results of KASA-TV are included in our unaudited condensed consolidated financial statements after July 26, 2006. The following table sets forth unaudited pro forma information for our Company as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Net revenues	$105,591	$302,628
Operating income (loss)	23,329	(266,158)
Income (loss) from continuing operations	3,357	(234,855)
Income (loss) from discontinued operations	149	(11,211)
Net income (loss)	$3,506	$(246,065)

Basic net income (loss) per common share, pro-forma:
Income (loss) from continuing operations	$0.07	$(4.79)
Income (loss) from discontinued operations	-	(0.23)

Net income (loss)	$0.07	$(5.02)

Weighted-average number of common shares outstanding	48,944	49,049

Diluted net income (loss) per common share, pro-forma:
Income (loss) from continuing operations	$0.07	$(4.79)
Income (loss) from discontinued operations	-	(0.23)

Net income (loss)	$0.07	$(5.02)

Weighted-average number of common shares outstanding	48,999	49,049

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 3 – Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under SFAS 144 for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007.
Banks Broadcasting
Our Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which currently owns and operates one television station: KNIN-TV, a CW affiliate in Boise. As the primary beneficiary of Banks Broadcasting, as determined by FIN 46R, we have consolidated the assets, liabilities and non-controlling interests into our financial statements since March 31, 2004.
On July 19, 2007 Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our third quarter consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.
In addition, in September 2007, the Board of Directors of Banks Broadcasting authorized the sale of the remaining operating assets including those of KNIN-TV and licenses for 700MHz spectrum, which Banks Broadcasting acquired in an FCC Auction. Upon the completion of these sales and the release of the KSCW-TV escrow, Banks Broadcasting will be liquidated.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.
The carrying amounts of assets and liabilities segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	September 30,	December 31,
	2007	2006
	Banks Broadcasting	Puerto Rico
Cash	$-	$6,244
Accounts receivable	-	7,567
Program rights	336	4,192
Other current assets	17	2,173

Total current assets	353	20,176
Property and equipment, net	731	29,130
Program rights	204	3,979
Goodwill	-	4,828
Intangible assets, net	8,545	68,052

Total assets	$9,833	$126,165

Accounts payable	$29	$933
Accrued sales volume	-	4,018
Other accrued expenses	208	3,826
Program obligations	340	4,156

Total current liabilities	577	12,933
Program obligations	212	1,247
Other liabilities	-	915

Total liabilities	$789	$15,095

The following presents summarized information for the discontinued operations for the periods shown (in thousands):

	Three months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$-	$841	$841	$12,015	$1,340	$13,355
Operating (loss) income	-	(408)	(408)	357	(380)	(23)
Net (loss) income	-	(324)	(324)	512	(363)	149

	Nine months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$9,868	$3,671	$13,539	$34,985	$4,172	$39,157
Operating income (loss)	1,094	(834)	260	232	(16,609)	(16,377)
Net (loss) income	(368)	(888)	(1,256)	(1,609)	(9,602)	(11,211)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	September 30,	December 31,
	2007	2006
NBC Universal joint venture	$54,739	$55,413
WAND(TV) Partnership	6,029	6,831
Other	129	500

	$60,897	$62,744

Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. We received distributions of $0.6 million and $1.8 million from the joint venture for the three months ended September 30, 2007 and 2006, respectively, and received distributions of $2.0 million and $3.9 million from the joint venture for the nine months ended September 30, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$18,738	$19,360	$55,984	$67,207
Other expense, net	16,310	16,301	49,292	49,154

Net income	$2,428	$3,059	$6,692	$18,053

	September 30,	December 31,
	2007	2006
Current assets	$17,774	$11,860
Non-current assets	224,457	233,861
Current liabilities	544	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $845.8 million as of September 30, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND(TV) Partnership: We have a 33.33% interest in WAND(TV) Partnership, the balance of which is owned by Block Communications. We account for our interest using the equity method, as we do not have a controlling interest. We received no

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
distributions from the partnership for the three months ended September 30, 2007 and we received $0.7 million in distributions from the partnership for the nine months ended September 30, 2007. We did not receive any distributions from the partnership during 2006. Pursuant to a management services agreement with WAND(TV) Partnership, we provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND(TV) Partnership and are periodically reimbursed. Amounts due to us from WAND(TV) Partnership under this arrangement are approximately $0.9 million and $1.1 million as of September 30, 2007 and December 31, 2006, respectively. On April 12, 2007, we exercised an option in our partnership agreement that requires Block Communications to acquire our interest in the partnership at the fair market value of our interest. On November 1, 2007, we completed the sale of our interest in the partnership.
The following presents the summarized financial information of WAND(TV) Partnership (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$1,431	$1,424	$4,503	$5,240
Operating income (loss) (1)	26	(819)	358	(6,940)
Net loss (income)	(226)	284	(307)	(5,828)

	September 30,	December 31,
	2007	2006
Current assets	$2,574	$4,723
Non-current assets	13,886	13,992
Current liabilities	2,455	2,296
Non-current liabilities	-	-

(1)	For the nine months ended September 30, 2006, includes an impairment charge of $5.9 million relating to the broadcast license of WAND(TV) in the second quarter of 2006.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	Estimated
	Remaining
	Useful Life		September 30,	December 31,
	(Years)		2007	2006
Amortized Intangible Assets:
LMA purchase options	1		$5,124	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,979	5,964
Accumulated amortization			(11,094)	(9,424)

			1,762	3,417

Unamortized Intangible Assets:
Broadcast licenses			1,023,980	1,037,736
Goodwill			534,915	532,972

			1,558,895	1,570,708

Summary:
Goodwill			534,915	532,972
Broadcast licenses and other intangible assets, net			1,025,742	1,041,153

Total intangible assets			$1,560,657	$1,574,125

(1)	Represents the weighted-average life.
The decrease in broadcast licenses is a result of the sale of Banks Broadcasting station, KSCW-TV on July 19, 2007 and the reclassification of the remaining broadcast licenses of Banks Broadcasting as “Assets held for sale.” The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. Amortization expense was $0.5 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.7 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The following table summarizes the projected aggregate amortization expense for the remainder of 2007 and for the next five years and thereafter (in thousands):

	October 1, to
	December 31,	Year ending December 31,
							There-
	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$380	$264	$80	$74	$68	$61	$835	$1,762
We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS No.142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements– (Continued)
trading price of our Class A common stock and the departure of our former Chief Executive Officer, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%. There have been no triggering events during 2007 to warrant the performance of an interim impairment test of our unamortized intangible assets.
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Credit Facility	$190,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,994 and $12,411 at September 30, 2007 and December 31, 2006, respectively)	179,006	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $2,633 and $5,791 at September 30, 2007 and December 31, 2006, respectively)	122,367	119,209

Total debt	866,373	946,798
Less current portion	28,500	10,313

Total long-term debt	$837,873	$936,485

On March 30, 2007, we repaid $70.0 million of term loans under our credit facility using a portion of the proceeds from the sale of the Puerto Rico operations, net of the borrowings incurred to fund the KASA-TV Acquisition (see Note 2 – “Acquisitions” and Note 3 – “Discontinued Operations”). We repaid an additional $15.0 million of our term loans under our credit facility during the third quarter of 2007 from operating cash.
Note 7 – Stock-Based Compensation
We granted options to purchase 1,032,000 shares of our Class A common stock during the three months ended September 30, 2006 and granted options to purchase 707,000 and 1,483,000 shares of our Class A common stock during the nine months

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
ended September 30, 2007 and 2006, respectively. We did not grant any options to purchase our Class A common stock during the three months ended September 30, 2007. We granted 638 shares and 8,726 shares of restricted stock during the three months ended September 30, 2007 and 2006, respectively, and granted 1,625 shares and 311,000 shares of restricted stock during the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006 there were unvested restricted stock awards forfeited of 4,000 and 28,000 shares, respectively, and during the nine months ended September 30, 2007 and 2006, there were unvested restricted stock awards forfeited of 99,000 and 70,000 shares, respectively. The number of shares forfeited during the nine months ended September 30, 2007 was higher compared to the prior year due to our fourth quarter 2006 restructuring charge.
Note 8— Comprehensive Income (Loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Unfunded	Unrealized
	Projected	(Loss)
	Benefit	on
	Obligation	Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)
Changes during the period, net of tax	1,049	(447)	602

Balance as of September 30, 2007	$(17,101)	$(1,084)	$(18,185)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$1,733	$3,853	$25,979	$(244,823)

Other comprehensive (loss) income:

Net periodic pension benefit cost (Note 10):

Amortization of prior service cost	28	-	380	-
Tax effect	(9)	-	(100)	-

Amortization of prior service cost, net of tax	19	-	280	-

Amortization of net loss	285	-	1,043	-
Tax effect	(97)	-	(274)	-

Amortization of net loss, net of tax	188	-	769	-

Unrealized loss (gain) on cash flow hedges (Note 9):

Unrealized loss (gain) on cash flow hedges:	(1,777)	(1,973)	(751)	(1,251)
Tax effect	709	782	304	496

Unrealized loss (gain) on cash flow hedges, net of tax	(1,068)	(1,191)	(447)	(755)

Total comprehensive income (loss)	$872	$2,662	$26,581	$(245,578)

Note 9 – Derivative Financial Instruments
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.8 million in other assets on our balance sheet at September 30, 2007. We recorded a gain on these derivative features of approximately $1.4 million for each of the three months ended September 30, 2007 and 2006, respectively, and recorded a gain of approximately $0.9 million and a loss of approximately $0.2 million for the nine months ended September 30, 2007 and 2006, respectively, in connection with the mark-to-market of these derivative features.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility, which expires in November 2011. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility of approximately $1.8 million as of September 30, 2007. This amount is reflected in accumulated other comprehensive income (loss), net of $0.7 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a loss on this derivative instrument of $1.6 million for the nine months ended September 30, 2006 as a result of fluctuations in market interest rates. This interest rate swap agreement was sold in the second quarter of 2006. The gain on the settlement of the interest rate swap agreement of $2.8 million was recorded in the loss (gain) on derivative instruments on our financial statements.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to almost all of our employees. We make contributions to our 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.7 million to the 401(k) Plan in each of the three months ended September 30, 2007 and 2006, respectively, and contributed $2.2 million to the 401(k) Plan in each of the nine months ended September 30, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering certain of our employees. Contributions for traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of each participant’s eligible compensation and are made quarterly to each participant’s account.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$575	$625	$1,675	$1,875
Interest cost	1,500	1,400	4,500	4,200
Expected return on plan assets	(1,550)	(1,475)	(4,650)	(4,425)
Amortization of prior service cost	25	30	75	90
Amortization of net loss	300	320	950	960

Net periodic benefit cost	$850	$900	$2,550	$2,700

We contributed $1.5 million and $0.4 million to our defined benefit plan during the three months ended September 30, 2007 and 2006, respectively, and contributed $3.0 million and $1.2 million to our defined benefit plan during the nine months ended September 30, 2007 and 2006, respectively. We do not expect to make further contributions to our plan during 2007.
We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $3,000 in each of the three months ended September 30, 2007 and 2006, respectively, and paid out a total of $9,000 to retired employees in each of the nine months ended September 30, 2007 and 2006, respectively.
Note 11 – Income Taxes
We recorded a provision for income taxes of $1.2 million for the three months ended September 30, 2007, compared to a provision of $3.5 million for the same period last year and recorded a provision of $3.2 million for the nine months ended September 30, 2007 compared to a benefit of $87.6 million for the same period last year. Our annual effective income tax rate was 44.4% and 26.8% for the nine months ended September 30, 2007 and 2006, respectively.
On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits and we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2007, we had not accrued any such amounts related to uncertain tax positions. We file numerous consolidated and separate entity income tax returns in the U.S., Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 12— Income (Loss) Per Share
Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128 “Earnings per Share”. Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2006, there is no difference between basic and diluted income (loss) per share since potential common shares from the assumed conversion of contingently convertible debt and from the exercises of stock options and phantom units are anti-dilutive and therefore, are excluded from the calculation of income (loss) per share.
Options to purchase 3,629,000 and 1,980,000 shares of common stock and phantom units were outstanding as of September 30, 2007 and 2006, respectively, and were exercisable for 1,212,000 and 92,000 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, and were exercisable for 1,252,000 and 134,000 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively. The exercisable shares of common stock for the nine months ended September 30, 2006 were not included in the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 618,000 and 1,007,000 were outstanding at September 30, 2007 and 2006, respectively. The weighted value of the 1,007,000 unvested restricted stock awards outstanding at September 30, 2006 was not included in the calculation of diluted loss per share for the three or nine months ended September 30, 2006 because the effect of its inclusion would have been anti-dilutive.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
The following is a reconciliation of income (loss) available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for income (loss) per common share calculation:
Income (loss) available to common shareholders from continuing operations, basic	$2,558	$3,704	$5,069	$(233,612)
Interest expense on contingently convertible debt, net of tax	–	–	1,541	–
Derivative gain, net of tax	–	–	(597)	–

Income (loss) available to common shareholders from continuing operations, diluted	2,558	3,704	6,013	(233,612)
(Loss) income available to common shareholders from discontinued operations, basic and diluted	(825)	149	20,910	(11,211)

Net income (loss) available to common shareholders, diluted	$1,733	$3,853	$26,923	$(244,823)

Denominator for income (loss) per common share calculation:
Weighted-average common shares, basic	49,687	48,944	49,300	49,049
Effect of dilutive securities:
Stock options and restricted stock	1,545	55	2,139	–
Contingent convertible debt	–	–	3,353	–

Weighted-average common shares, diluted	51,232	48,999	54,792	49,049

Basic income (loss) per common share:
Continuing operations	$0.05	$0.08	$0.10	$(4.76)
Discontinued operations	(0.02)	0.00	0.43	(0.23)

	$0.03	$0.08	$0.53	$(4.99)

Diluted income (loss) per common share
Continuing operations	$0.05	$0.08	$0.11	$(4.76)
Discontinued operations	(0.02)	0.00	0.38	(0.23)

	$0.03	$0.08	$0.49	$(4.99)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 13 — Restructuring Benefit
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.3 million.
During the nine months ended September 30, 2007, we accrued an additional $0.4 million of temporary help costs incurred as we transitioned from a decentralized to a centralized accounting operation and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees that remained with us in new positions. Also, during the nine months ended September 30, 2007, we paid approximately $4.3 million of these severance and contractual costs. We expect to pay the remaining contractual and other balance of approximately $77,000 over the next three years.
The activity for the restructuring reserve liability for the nine months ended September 30, 2007 is as follows (in thousands):

		Nine months ended September 30, 2007
	Balance as of				Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	September
	2006				30, 2007
Severance and related	$(3,982)	$(388)	$4,056	$314	$0
Contractual and other	(269)	-	192		(77)

Total	$(4,251)	$(388)	$4,248	$314	$(77)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
Note 14— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, our Company could experience material adverse consequences, including:
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
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.
Note 15 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of our Class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the nine months ended September 30, 2006, we repurchased 1,437,700 shares of our Class A common stock for $13.2 million. As of September 30, 2007, we had repurchased an aggregate of 1,806,428 shares of our Class A common stock for $18.0 million since the inception of the program. We did not repurchase any shares during the nine months ended September 30, 2007.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 16 – Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We plan to adopt SFAS 157 effective January 1, 2008.
Note 17 – Other Information
We have entered into an agreement to sell 31 700MHz licenses to Aloha Partners, L.P. for $32.5 million in cash. The closing, which is expected to occur in the fourth quarter of 2007, is contingent upon final approval of the FCC. The licenses were purchased at two FCC auctions in 2002 and 2003 for a total of $6.3 million.

LIN TV Corp.
Management’s Discussion and Analysis
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under SFAS 144 for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007.
Special Note About Forward-Looking Statements
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the following:
•	volatility and changes in our advertising revenues and in our domestic advertising market;
•	restrictions on our operations due to, and the effect of, our significant indebtedness;
•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;
•	increases in our cost of borrowings or unavailability of additional debt or equity capital;
•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;
•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;
•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;
•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;
•	adverse changes in the national or local economies in which our stations operate;

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
•	further consolidation of national and local advertisers;
•	global or local events that could disrupt television broadcasting;
•	risks associated with acquisitions including integration of our acquired station businesses;
•	changes in TV viewing patterns, ratings and commercial viewing measurement;
•	the execution and timing of retransmission consent agreements relating to our digital revenues;
•	changes in our television network affiliation agreements; and
•	seasonality of the broadcast business due primarily to political advertising in even years.
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
We recorded net income of $1.7 million and net loss of $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and recorded net income of $26.0 million and net loss of $244.8 million for the nine months ended September 30, 2007 and 2006, respectively. The following are some of the key developments in our operations for the nine months ended September 30, 2007:
•	Net revenues decreased 2% compared to prior year primarily due to reduced political revenue and national airtime sales, offset by increases in revenues from the KASA-TV Acquisition, digital revenues and local airtime sales.

•	Operating costs decreased 59% as compared to last year as a result of;
o	a 2006 second quarter impairment charge of $318.1 million, comprised of a broadcast license impairment charge of $222.8 million and a goodwill impairment charge of $95.3 million,

o	2006 second quarter severance costs related to the retirement of our former Chief Executive Officer of $7.1 million,

o	reduced depreciation and amortization expenses during 2007 of approximately $3.0 million due to short-lived intangible assets that became fully amortized in 2006, offset by

o	increased costs of approximately $4.0 million in 2007 as a result of the KASA-TV Acquisition.
•	On February 22, 2007 we completed the KASA-TV Acquisition for a total purchase price of $55.0 million in cash.

•	On March 30, 2007 we completed the sale of the Puerto Rico operations for a total sales price of $131.9 million in cash.

•	We repaid a total of $85.0 million of our term loans during the nine months ended September 30, 2007.

•	On July 19, 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our third quarter condensed consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million. The carrying amounts of assets and liabilities for the remaining Banks Broadcasting station, KNIN-TV, are segregated on our balance sheet as “Held for Sale” as of September 30, 2007 because Banks Broadcasting is actively pursuing the sale of such assets.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment,contingencies, barter transactions, acquired asset valuations, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 — “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no significant changes to our critical accounting policies.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We plan to adopt SFAS 157 effective January 1, 2008.
Results of Operations
Set forth below are key components that contributed to our operating results for the three and nine months ended September 30, 2007 and 2006, respectively.
Our results of operations from period to period are affected by the impact of consolidating KASA-TV, effective July 26, 2006, in accordance with FIN 46R. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any period may not be indicative of future financial performance.
Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under SFAS 144 for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007.
Our results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows (in thousands):

 LIN TV Corp.
Management’s Discussion and Analysis–(Continued)

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% change	2007	2006	% change
	(Numbers are in thousands)
Revenues:
Local time sales	$62,650	$60,301	4%	$199,332	$190,527	5%
National time sales	35,012	35,540	-1%	105,020	107,344	-2%
Political time sales	1,305	15,517	-93%	2,876	22,468	-88%
Digital revenues	4,317	1,847	134%	10,133	5,105	98%
Network compensation	919	1,115	-18%	2,756	2,417	14%
Barter revenues	2,030	2,441	-17%	6,162	6,726	-8%
Other revenues	999	954	5%	2,806	2,448	15%
Agency commissions	(13,492)	(15,317)	-12%	(41,788)	(44,220)	-5%

Net revenues	93,740	102,398	-8%	287,297	292,815	-2%

Operating costs and expenses:

Direct operating (1)	28,889	27,983	3%	86,042	82,627	4%
Selling, general and administrative	27,050	30,410	-11%	84,489	88,361	-4%
Amortization of program rights	6,382	6,112	4%	18,526	18,502	0%
Corporate	5,848	6,075	-4%	16,383	24,331	-33%
Depreciation and amortization of intangible assets	7,399	8,760	-16%	24,757	27,771	-11%
Impairment of intangible assets and goodwill	-	-	-	-	318,071	-100%
Restructuring benefit	(165)	-	-	(74)	-	-

Total operating costs and expenses	75,403	79,340	-5%	230,123	559,663	-59%

Operating income	$18,337	$23,058	20%	$57,174	$(266,848)	121%

(1)	Excluding depreciation of $6.9 million and $8.8 million for the three months ended September 30, 2007 and 2006, respectively and $23.1 million and $27.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Period Comparison
Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.
Net revenues decreased 8% or $8.7 million for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. The decrease was primarily due to: (a) a decrease in political revenue of $14.2 million, (b) a decrease in national airtime sales, excluding the impact of the KASA-TV Acquisition of $1.9 million, and (c) a decrease in barter revenue and network compensation, excluding the impact of the KASA-TV Acquisition, of $0.6 million, partially offset by (d) an increase of $3.2 million related to the KASA-TV Acquisition, (e) an increase in digital revenue, excluding the impact of the KASA-TV Acquisition, of $2.5 million, and (f) a decrease in sales-related agency commissions, excluding the impact of the KASA-TV Acquisition, of $2.3 million.
Net revenues decreased 2% or $5.5 million for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The decrease was primarily due to: (a) a decrease in political revenue of $19.6 million, (b) a decrease in national airtime sales, excluding the impact of the KASA-TV Acquisition, of $6.6 million, (c) a decrease in barter revenue, excluding the impact of the KASA-TV Acquisition, of $1.1 million, partially offset by (d) an increase of $9.8 million related to the KASA-TV Acquisition, (e) an increase in digital revenue, excluding the impact of the KASA-TV Acquisition, of $5.0 million, (f) a decrease in sales-related agency commissions, excluding the impact of the KASA-TV Acquisition, of $4.0 million (g) an increase in local airtime sales, excluding the impact of the KASA-TV Acquisition, of $2.6 million and (h) an increase in network compensation and other revenue, excluding the impact of the KASA-TV Acquisition, of $0.4 million.
The decrease in political revenues during both the three and nine months ended September 30, 2007, compared to the same periods last year, is a

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
result of having significantly fewer Congressional, state and local elections than in 2006.
The decrease in national airtime sales, excluding the impact of the KASA-TV Acquisition, during both the three and nine months ended September 30, 2007, compared to the same periods last year, is a result of fragmentation of all media resulting from the growth of the Internet and the proliferation in the number of national program services, together with industry consolidation for a number of larger advertising categories, which has increased the competition for and impacted the pool of available national advertising dollars, resulting in a general decline of our national advertising revenues. Local advertising revenues, excluding the impact of the KASA-TV Acquisition, increased 1% for both the three and nine months ended September 30, 2007 over the comparable periods last year. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national advertising revenue. Our Company operates the number one or number two local news stations in 82% of our markets. The significant increase in digital revenues for the three and nine months ended September 30, 2007, respectively, over the comparable period last year is due primarily to increases in retransmission revenues from several new retransmission agreements reached with cable operations during 2007.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), which consists primarily of news, engineering, programming and music licensing costs, increased $0.9 million, or 3%, for the three months ended September 30, 2007 compared to the same period last year. The increase is primarily due to additional operating expenses from the KASA-TV Acquisition of $0.6 million over the prior year and smaller increases in network affiliation costs, contractual costs and employee benefit costs totaling $0.6 million, offset by decreases in barter expenses and aviation and other costs of $0.3 million.
Direct operating expenses increased $3.4 million, or 4%, for the nine months ended September 30, 2007 compared to the same period last year. The increase was primarily due to additional operating expenses from the KASA-TV Acquisition of $2.1 million and an increase in employee compensation of $1.3 million compared to the same period last year.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research decreased $3.4 million, or 11%, for the three months ended September 30, 2007 compared to the same period last year. Decreases in contractual costs of $1.7 million, employee compensation of $1.7 million and barter and other expenses of $0.5 million were partially offset by additional operating expenses from the KASA-TV Acquisition of $0.5 million.
Selling, general and administrative expenses decreased $3.9 million, or 4%, for the nine months ended September 30, 2007 compared to the same period last year. Decreases in contractual costs, barter expense and employee compensation, totaling $4.0 million, and other smaller decreases in property taxes, bad debt expense, legal stock-based compensation and other costs totaling $1.8 million, were partially offset by additional operating expenses from the KASA-TV Acquisition of $1.9 million.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Amortization of program rights, which represent costs associated with the amortization of syndicated programming, features and specials, decreased $0.3 million, or 4%, for the three months ended September 30, 2007, and remained relatively unchanged for the nine months ended September 30, 2007, compared to the same period last year.
Corporate expenses, which represent costs associated with the centralized management of our stations, decreased $0.2 million, or 4%, for the three months ended September 30, 2007. Corporate expenses decreased $7.7 million, or 31%, for the nine months ended September 30, 2007, compared to the same period last year primarily due to reductions in general corporate costs including severance costs of $7.1 million, which includes $1.5 million of stock-based compensation related to the retirement of our former Chief Executive Officer.
Depreciation and amortization of intangible assets decreased $1.4 million, or 16%, and $3.0 million, or 11%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. These decreases are due to lower depreciation and amortization expense related to short-lived intangible assets that became fully amortized in 2006.
Impairment of intangible assets and goodwill recognized during the second quarter of 2006 included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS 142, we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed, based upon the continued decline in the trading price of our Class A common stock and the departure of our former Chief Executive Officer, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%.
Restructuring benefit recognized during the three and nine months ended September 30, 2007 of $165,000 and $74,000, respectively, related to severance costs that were not paid to certain employees upon transferring to other employment opportunities within our Company, offset by temporary help costs incurred as we transition from a decentralized to a centralized accounting operation.
The activity for the restructuring reserve liability for the nine months ended September 30, 2007 is as follows (in thousands):

		Nine months ended September 30, 2007
	Balance as of				Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	September 30,
	2006				2007
Severance and related	$(3,982)	$(388)	$4,056	$314	$0
Contractual and other	(269)	—	192		(77)

Total	$(4,251)	$(388)	$4,248	$314	$(77)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
We expect to pay the remaining contractual and other balance of approximately $77,000 over the next three years.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Other Expense (Income)
Interest expense, net decreased $2.7 million, or 15%, for the three months ended September 30, 2007 compared to the same period last year due to a decrease in average borrowings outstanding as a result of the $85.0 million prepayment of our term loans under our credit facility made during 2007.
Interest expense, net decreased $3.2 million, or 6%, for the nine months ended September 30, 2007 compared to the same period last year due to a decrease in average borrowings outstanding, partially offset by an increase in other interest costs of $0.6 million due to finance charges related to short-term borrowings incurred to fund the KASA-TV Acquisition during the first quarter of 2007.
The following summarizes our total net interest expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Expense
Credit facility	$3,952	$6,495	$13,450	$16,967
$375,000, 6 1/2% Senior Subordinated Notes	6,337	6,337	19,087	19,078

$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,686	3,681	11,090	11,073

$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,897	1,888	5,639	5,638

Total interest expense	15,872	18,401	49,266	52,756

Other interest costs and (interest income)	(305)	(127)	(53)	(348)

Total interest expense, net	$15,567	$18,274	$49,213	$52,408

Share of (income) loss in equity investments decreased $0.3 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year due to fluctuations in the operating results for the joint venture with NBC Universal. The nine months ended September 30, 2006 also reflect the second quarter 2006 impairment charge of $5.9 million relating to the broadcast license of WAND(TV) Partnership.
Gain (loss) on derivative instruments arising from mark-to-market valuation changes were $1.4 million for each of the three month periods ended September 30, 2007 and 2006, respectively, and $0.9 million and $1.0 million for the nine month periods ended September 30, 2007 and 2006, respectively. The gain on derivative instruments for the nine months ended September 30, 2006 consisted of a gain of $2.8 million from the settlement on the sale of an interest rate swap agreement in the second quarter of 2006, offset by $1.8 million in losses due to fluctuations in market interest rates.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
During 2007, these derivative instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. During 2006, these instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006.
Other items included a loss on the extinguishment of debt of $0.6 million for the nine months ended September 30, 2007, which related to the first quarter 2007 write-off of unamortized financing fees in connection with the prepayment of $70.0 million of the term loans under our credit facility as a result of the sale of the Puerto Rico operations. In the second quarter of 2006, a $5.0 million loss was included in other, net related to the impairment of our investment in U.S. Digital Television LLC (“USDTV”), which filed for bankruptcy protection on July 11, 2006.
Provision for income taxes decreased $2.3 million for the three months ended September 30, 2007 compared to a provision of $3.5 million for the same period last year, and increased $90.8 million for the nine months ended September 30, 2007 compared to a benefit of $87.6 million for the same period last year. The reduction in our provision for income taxes for the three months ended September 30, 2007 was primarily a result of the decrease in income from continuing operations as compared to the same period last year. The increase in our provision for income taxes for the nine months ended September 30, 2007 was a result of the $318.1 million impairment charge of intangible assets and goodwill we recorded in the second quarter of 2006. Our annual effective income tax rate was 44.4% and 26.8% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the effective tax rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily a result of deferred state tax expense in the nine months ended September 30, 2007 and a non-recurring impairment charge of intangible assets and goodwill we recorded in the nine months ended September 30, 2006.
Results of Discontinued Operations
On July 19, 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our third quarter consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.
In addition, in September 2007, the Board of Directors of Banks Broadcasting authorized the sale of the remaining operating assets including those of KNIN-TV and licenses for 700MHz spectrum, which Banks Broadcasting acquired in an FCC Auction. Upon the completion of these sales and the release of the KSCW-TV escrow, Banks Broadcasting will be liquidated.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Broadcasting will be liquidated. The licenses are for 700MHz spectrum, which Banks Broadcasting acquired in an FCC Auction and has agreed to sell to a third party.
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.
Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under SFAS 144 for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007.
The carrying amounts of assets and liabilities segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

	September 30,
	2007	December 31, 2006
	Banks Broadcasting	Puerto Rico
Cash	$-	$6,244
Accounts receivable	-	7,567
Program rights	336	4,192
Other current assets	17	2,173

Total current assets	353	20,176
Property and equipment, net	731	29,130
Program rights	204	3,979
Goodwill	-	4,828
Intangible assets, net	8,545	68,052

Total assets	$9,833	$126,165

Accounts payable	$29	$933
Accrued sales volume	-	4,018
Other accrued expenses	208	3,826
Program obligations	340	4,156

Total current liabilities	577	12,933
Program obligations	212	1,247
Other liabilities	-	915

Total liabilities	$789	$15,095

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
The following presents summarized information for the discontinued operations for the periods shown (in thousands):

	Three months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$-	$841	$841	$12,015	$1,340	$13,355
Operating income (loss)	-	(375)	(375)	357	(380)	(23)
Net income (loss)	-	(291)	(291)	512	(364)	148

	Nine months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$9,868	$3,672	$13,540	$34,985	$4,172	$39,157
Operating income (loss)	1,094	(801)	293	232	(16,875)	(16,643)
Net income (loss)	(368)	(855)	(1,223)	(1,609)	(9,599)	(11,208)
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At September 30, 2007, we had cash of $32.7 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of September 30, 2007, subject to our compliance with certain covenant restrictions.
Contractual Obligations
The following summarizes our estimated future contractual cash obligations at September 30, 2007 (in thousands):

	Oct. 1, to
	Dec. 31, 2007	2008-2010	2011-2012	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$7,125	$85,500	$97,375	$690,000	$880,000
Cash interest on debt (2)	13,227	148,938	84,334	77,297	323,796
Program payments (3)	6,812	67,251	21,054	1,638	96,755
Operating leases (4)	1,374	2,354	323	508	4,559
Operating agreements(5)	5,334	17,203	-	-	22,537
Contractual costs from restructuring(6)	20	57	-	-	77

Total	$33,892	$321,303	$203,086	$769,443	$1,327,724

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
(1)	We are obligated to repay our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures on May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We are obligated to make mandatory quarterly payments on the $190.0 million term loan under our credit facility beginning December 31, 2007. We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debentures. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $18.1 million of program obligations as of September 30, 2007 and have unrecorded commitments of $78.7 million for programming that is not available to air as of September 30, 2007.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into a variety of operating agreements used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	As a result of our 2006 restructuring charge we are committed to make payments for other contractual costs of approximately $77,000 as of September 30, 2007.
The cash obligations above exclude our defined benefit retirement plans, deferred taxes and executive compensation due to the uncertainty of the future cash flow associated with these items. Additional information regarding our financial commitments at September 30, 2007 is provided in the notes to our condensed consolidated financial statements. See Note 6 — “Debt”, Note 10 — “Retirement Plans” and Note 14 — “Contingencies” of our unaudited condensed consolidated financial statements.
Summary of Cash Flows
The following presents summarized cash flow information for the nine months ended September 30, (in thousands):

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)

	Nine months ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
Cash provided by operating activities	$26,957	$54,231	(27,274)	-50%
Cash provided by (used in) investing activities	76,643	(13,570)	90,213	665%
Cash used in financing activities	(83,252)	(32,802)	(50,450)	-154%

Net increase (decrease) in cash and cash equivalents	$20,348	$7,859	$12,489	159%

Net cash provided by operating activities decreased $27.3 million to $27.0 million for the nine months ended September 30, 2007 compared to the same period last year. This decrease was primarily the result of $19.5 million more cash utilized by our discontinued operations and $16.0 million more cash utilized from changes in our operating assets and liabilities during the nine months ended September 30, 2007 than was used in the same period last year. These decreases were partially offset by $8.2 million more cash provided from net income (loss) after adjustments to reconcile net income (loss) to net cash provided by operating activities during the nine months ended September 30, 2007 than was used in the same period last year. The increase in cash utilized from changes in our operating assets and liabilities is primarily due to a $13.2 million decrease in accounts payable related to invoices for capital expenditures accrued in 2006 and paid in 2007 and a $10.4 million decrease in accrued compensation as a result of severance and bonus payments accrued in 2006 and paid in the first quarter of 2007, partially offset by $11.4 million in cash provided from changes in accounts receivable during the nine months ended September 30, 2007 as compared to the same period last year. The increase in cash provided from changes in accounts receivable is primarily a result of cash collected that relates to the 2006 acquisitions.
Net cash provided by investing activities increased $90.2 million to $76.6 million for the nine months ended September 30, 2007, compared to cash used in investing activities of $13.6 million for the same period last year. The increase was primarily due to the $131.9 million of net proceeds received from the sale of the Puerto Rico operations during the three months ended March 31, 2007 and $5.4 million of net proceeds received from the sale of the Banks Broadcasting station, KSCW-TV, during the three months ended September 30, 2007, partially offset by $52.3 million paid in connection with the KASA-TV Acquisition. The purchase price for the KASA-TV Acquisition was $55.0 million in cash of which $2.7 million was paid as a deposit in the third quarter of 2006.
Net cash used in financing activities increased $50.7 million to $83.5 million for the nine months ended September 30, 2007 compared to the same period last year. The increase was due to the pay-down of our term loans of $85.0 million and our revolving credit facility of $60.0 million using a portion of the proceeds from the sale of the Puerto Rico operations and cash from operations, offset by the additional borrowings under our revolving credit facility to fund the KASA-TV Acquisition. There were no repurchases of our Class A common stock during the nine months ended September 30, 2007. We spent $13.2 million to repurchase our Class A common stock during the nine months ended September 30, 2006.
Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated requirements for working capital, capital

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
expenditures, interest payments and scheduled principal payments for the next 12 months and for the foreseeable future.
Description of Indebtedness
The following is a summary of our outstanding indebtedness (in thousands):

	September 30,	December 31,
	2007	2006
Credit Facility	$190,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,994 and $12,411 at September 30, 2007 and December 31, 2006, respectively)	179,006	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $2,633 and $5,791 at September 30, 2007 and December 31, 2006, respectively)	122,367	119,209

Total debt	866,373	946,798
Less current portion	28,500	10,313

Total long-term debt	$837,873	$936,485

Credit Facility
Our revolving credit facility may be used for general corporate purposes and acquisition of certain assets, including share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory payments of our term loans in the amount of $7.1 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. During 2007, we repaid $85.0 million of our term loans and $60.0 million of our revolving credit facility using a portion of the proceeds from the sale of the Puerto Rico operations and cash from operations, offset by the additional borrowings under our revolving credit facility to fund the KASA-TV Acquisition. The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At September 30, 2007, we were in compliance with all of the covenants under our credit facility.
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See the table summarizing our total net interest expense for the three and nine months ended September 30,

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
2007 and 2006, respectively, in our discussion of “Other Expense (Income) – Interest expense, net”).
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all of our senior indebtedness, including indebtedness under our credit facility.
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
The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that will require us to pay contingent interest at the rate of 0.25% per annum commencing with the nine-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable nine-month period equals 120% or more of the principal amount of the debentures. The debentures also have certain exchange rights where the holder may exchange each debenture for shares of our Class A common stock based on certain conditions.
Prior to May 15, 2008, the exchange rate will be determined as follows:
•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the applicable stock price less the base exchange price divided by the applicable stock price multiplied by the Incremental share factor.
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

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Off Balance Sheet Arrangements
GECC Note
We have guaranteed the GECC Note, which is an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter, that was assumed by the NBC joint venture in 1998. The guarantee requires us to pay any shortfall in amounts payable under the GECC Note after the assets of the joint venture are liquidated in the case of a default under the GECC Note. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $28.3 million in cash distributions to the joint venture partners over the last three years. We believe the fair value of the underlying assets of the joint venture is substantially in excess of the principal amount of the GECC Note. (For more information about the GECC Note, see the description of the NBC Universal Joint Venture in Note 4 — “Equity Investments”, the description of the GECC Note in Note 14 — “Contingencies” and, in our Annual Report on Form 10-K for the year ended December 31, 2006, see the Risk Factor — “The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable”.)
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” which requires us to record program rights agreements on our balance sheet on the first broadcast date the related program is available for viewing. We have commitments for future program rights agreements not recorded on our balance sheet at September 30, 2007 of $78.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was $190.0 million outstanding as of September 30, 2007 under our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of September 30, 2007 would result in an estimated $0.9 million increase in annualized interest expense assuming a constant balance outstanding of $190.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement (see below).
During 2007, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. Also during 2007, we were party to an interest rate swap agreement classified as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
During 2006, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006. This agreement was not designated as a hedging instrument under SFAS No. 133.
The embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures have certain features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line item “Other assets” in our unaudited condensed consolidated balance sheet.
We recorded a gain on derivative instruments of $1.4 million for each of the three months ended September 30, 2007 and 2006, respectively, and a gain of $0.9 million and a loss of $1.8 million for the nine months ended September 30, 2007 and 2006, respectively, in connection with the marking-to-market adjustment for the derivative features embedded within our 2.50% Exchangeable Senior Subordinated Debentures and, during the first six months of 2006, on our interest rate swap arrangement not designated as a hedging instrument under SFAS No. 133.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
As of September 30, 2007, we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. As of September 30, 2007, in accordance with SFAS No. 133, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility of approximately $1.8 million. This amount is reflected in other comprehensive (loss) income, net of $0.7 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our Class A common stock (the “Program”). Share repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the nine months ended September 30, 2007 no purchases of Class A common stock were made under the Program or otherwise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended September 30, 2003 (File No. 000-25206) and incorporated by reference herein).

3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

SIGNATURES
Pursuant to the requirements of Section 13 \or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Dated: November 9, 2007	By:	/s/ Bart W. Catalane

Bart W. Catalane Senior Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ William A. Cunningham
William A. Cunningham
Vice President, Controller (Principal Accounting Officer)

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$32,677	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,195; 2006 - $1,208)	87,988	90,576
Program rights	5,545	18,139
Assets held for sale	353	20,176
Other current assets	4,214	2,963

Total current assets	130,777	137,939
Property and equipment, net	182,339	199,154
Deferred financing costs	15,321	17,717
Equity investments	60,897	62,744
Program rights	6,671	12,065
Goodwill	534,915	532,972
Broadcast licenses and other intangible assets, net	1,025,742	1,041,153
Assets held for sale	9,480	105,989
Other assets	14,726	16,113

Total assets	$1,980,868	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$28,500	$10,313
Accounts payable	5,618	16,099
Accrued compensation	6,174	11,379
Accrued interest expense	15,175	5,144
Accrued contract costs	5,149	5,339
Other accrued expenses	15,901	17,201
Program obligations	11,950	25,939
Liabilities held for sale	577	12,933

Total current liabilities	89,044	104,347
Long-term debt, excluding current portion	837,873	936,485
Deferred income taxes, net	361,422	361,980
Program obligations	13,209	16,836
Liabilities held for sale	212	2,162
Other liabilities	47,525	105,284

Total liabilities	1,349,285	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at September 30, 2007 and December 31, 2006	9,735	10,031

Investment in parent company’s common stock at cost	(18,005)	(18,005)
Additional paid-in capital	1,094,467	1,087,921
Accumulated deficit	(436,429)	(462,408)
Accumulated other comprehensive loss	(18,185)	(18,787)

Total stockholders’ equity	621,848	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,980,868	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net revenues	$93,740	$102,398	$287,297	$292,815

Operating costs and expenses:

Direct operating (excluding depreciation of $6.9 million and $8.8 million for the three months ended September 30, 2007 and 2006, respectively, and $23.1 million and $27.1 million for the nine months ended September 30, 2007 and 2006, respectively)	28,889	27,983	86,042	82,627
Selling, general and administrative	27,050	30,410	84,489	88,361
Amortization of program rights	6,382	6,112	18,526	18,502
Corporate	5,848	6,075	16,383	24,331
Depreciation and amortization of intangible assets	7,399	8,760	24,757	27,771
Impairment of intangible assets and goodwill	-	-	-	318,071
Restructuring benefit	(165)	-	(74)	-

Total operating costs and expenses	75,403	79,340	230,123	559,663

Operating income (loss)	18,337	23,058	57,174	(266,848)
Other expense (income):
Interest expense, net	15,567	18,274	49,213	52,408
Share of income in equity investments	(420)	(696)	(1,172)	(1,705)
Gain on derivative instruments	(1,384)	(1,446)	(918)	(954)
Loss on extinguishment of debt	-	-	551	-
Other, net	839	(279)	1,276	4,652

Total other expense, net	14,602	15,853	48,950	54,401

Income (loss) from continuing operations before provision for (benefit from) income taxes	3,735	7,205	8,224	(321,249)
Provision for (benefit from) income taxes	1,177	3,501	3,155	(87,637)

Income (loss) from continuing operations	2,558	3,704	5,069	(233,612)

Discontinued operations:
(Loss) income from discontinued operations, net of provision for (benefit from) income taxes of $0.1 million and $0.0 million for the three months ended September 30, 2007 and 2006, respectively and $(0.3) million and $(1.0) million for the nine months ended September 30, 2007 and 2006, respectively	(324)	149	(1,256)	(11,211)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $0.4 million and $2.6 for the three and nine months ended September 30, 2007	(501)	-	22,166	-

Net income (loss)	$1,733	$3,853	$25,979	$(244,823)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

	Investment in			Accumulated
	Parent Company’s	Additional		Other	Total
	Common Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax and discontinued operations	—	—	—	(10)	(10)	(10)
Amortization of net loss, net of tax and discontinued operations	—	—	—	640	640	640
Unrealized loss on cash flow hedges net of tax	—	—	—	(447)	(447)	(447)
Recognition of accumulated benefit obligation for discontinued operations	—	—	—	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	1,748	—	—	1,748
Stock-based compensation	—	4,798	—	—	4,798
Net income	—	—	25,979	—	25,979	25,979

Comprehensive income - 2007						$26,581

Balance at September 30, 2007	$(18,005)	$1,094,467	$(436,429)	$(18,185)	$621,848

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$25,979	$(244,823)
Loss from discontinued operations	1,256	11,211
Gain from sale of discontinued operations	(22,166)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of intangible assets	24,757	27,771
Amortization of financing costs and note discounts	6,420	6,495
Amortization of program rights	18,526	18,502
Program payments	(20,745)	(18,687)
Gain on derivative instruments	(918)	(954)
Impairment of intangible assets and goodwill	-	318,071
Loss on extinguishment of debt	551	-
Share of income in equity investments	(1,172)	(1,705)
Deferred income taxes, net	6,916	(87,184)
Stock-based compensation	4,488	7,076
Other, net	1,168	1,110

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	2,575	(8,840)
Other assets	275	(1,304)
Accounts payable	(10,433)	2,738
Accrued interest payable	10,031	9,066
Other accrued expenses	(6,209)	10,569

Net cash provided by operating activities, continuing operations	41,299	49,112
Net cash (used in) provided by operating activities, discontinued operations	(14,342)	5,719

Net cash provided by operating activities	26,957	54,231

INVESTING ACTIVITIES:
Capital expenditures	(9,074)	(8,789)
Distributions from equity investments	2,806	3,871
Payments for business combinations, net of cash acquired	(52,265)	(3,003)
Acquisition of broadcast licenses	-	37
Deposit on acquisition of business	-	(2,750)
USDTV investment and other investments, net	(605)	(2,341)

Net cash used in investing activities, continuing operations	(59,138)	(12,975)
Net cash provided by (used in) investing activities, discontinued operations	135,781	(595)

Net cash provided by (used in) investing activities	76,643	(13,570)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,748	550
Proceeds from borrowings on long-term debt	60,000	-
Principal payments on long-term debt	(145,000)	(20,000)
Cash expenses associated with early extinguishment of debt	-	(124)
Investment in parent company’s common stock, at cost	-	(13,228)

Net cash used in financing activities, continuing operations	(83,252)	(32,802)

Net cash used in financing activities	(83,252)	(32,802)

Net increase in cash and cash equivalents	20,348	7,859
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	32,677	18,994
Less cash and cash equivalents from discontinued operations, end of the period	-	6,292

Cash and cash equivalents from continuing operations, end of the period	$32,677	$12,702

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TELEVISION CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television and all subsidiaries included in the condensed consolidated financial statements.
All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007. (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Revised (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, which is now presented as discontinued operations, was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 — “Acquisitions” for further discussion of KASA-TV, and see Note 3 —“Discontinued Operations” for further discussion of the reclassification of Banks Broadcasting to discontinued operations in the third quarter of 2007).
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, employee medical insurance claims, pension costs, barter transactions, tax valuation allowances, useful lives of property and equipment and net assets of businesses acquired.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 2 — Acquisitions
KASA-TV Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007 (the “KASA-TV Acquisition”). We have closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV’s studio facilities and other redundant operating costs of the combined station operations. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.0 million.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we record certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements and other transaction costs. The following summarizes the activity related to acquisition reserves for the nine months ended September 30, 2007 (in thousands):

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

		Balance as of				Balance as of
		December 31,				September 30,
	Acquisition Date	2006	Payments	Adjustments		2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$24	-		$112

Stations acquired from Viacom	March 31, 2005	295	157	-		138

Stations acquired from Emmis	November 30, 2005	6,157	831	(413	)(1)	4,913

		$6,588	$1,012	$(413)		$5,163

(1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.
Pro-Forma
The results of KASA-TV are included in our unaudited condensed consolidated financial statements after July 26, 2006. The following table sets forth unaudited pro forma information for our Company as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Net revenues	$105,591	$302,628
Operating income (loss)	23,329	(266,158)
Income (loss) from continuing operations	3,357	(234,855)
Income (loss) from discontinued operations	149	(11,211)
Net income (loss)	$3,506	$(246,065)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 3 – Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under SFAS 144 for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued under SFAS 144 as of September 30, 2007.
Banks Broadcasting
Our Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which currently owns and operates one television station: KNIN-TV, a CW affiliate in Boise. As the primary beneficiary of Banks Broadcasting, as determined by FIN 46R, we have consolidated the assets, liabilities and non-controlling interests into our financial statements since March 31, 2004.
On July 19, 2007 Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our third quarter consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.
In addition, in September 2007, the Board of Directors of Banks Broadcasting authorized the sale of the remaining operating assets including those of KNIN-TV and licenses for 700MHz spectrum, which Banks Broadcasting acquired in an FCC Auction. Upon the completion of these sales and the release of the KSCW-TV escrow, Banks Broadcasting will be liquidated.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.
The carrying amounts of assets and liabilities segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	September 30,	December 31,
	2007	2006
	Banks Broadcasting	Puerto Rico
Cash	$-	$6,244
Accounts receivable	-	7,567
Program rights	336	4,192
Other current assets	17	2,173

Total current assets	353	20,176
Property and equipment, net	731	29,130
Program rights	204	3,979
Goodwill	-	4,828
Intangible assets, net	8,545	68,052

Total assets	$9,833	$126,165

Accounts payable	$29	$933
Accrued sales volume	-	4,018
Other accrued expenses	208	3,826
Program obligations	340	4,156

Total current liabilities	577	12,933
Program obligations	212	1,247
Other liabilities	-	915

Total liabilities	$789	$15,095

The following presents summarized information for the discontinued operations for the periods shown (in thousands):

	Three months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$-	$841	$841	$12,015	$1,340	$13,355
Operating (loss) income	-	(408)	(408)	357	(380)	(23)
Net (loss) income	-	(324)	(324)	512	(363)	149

	Nine months ended September 30,
	2007			2006
		Banks			Banks
	Puerto Rico	Broadcasting	Total	Puerto Rico	Broadcasting	Total
Net revenues	$9,868	$3,671	$13,539	$34,985	$4,172	$39,157
Operating income (loss)	1,094	(834)	260	232	(16,609)	(16,377)
Net (loss) income	(368)	(888)	(1,256)	(1,609)	(9,602)	(11,211)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	September 30,	December 31,
	2007	2006
NBC Universal joint venture	$54,739	$55,413
WAND(TV) Partnership	6,029	6,831
Other	129	500

	$60,897	$62,744

Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. We received distributions of $0.6 million and $1.8 million from the joint venture for the three months ended September 30, 2007 and 2006, respectively, and received distributions of $2.0 million and $3.9 million from the joint venture for the nine months ended September 30, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$18,738	$19,360	$55,984	$67,207
Other expense, net	16,310	16,301	49,292	49,154

Net income	$2,428	$3,059	$6,692	$18,053

	September 30,	December 31,
	2007	2006
Current assets	$17,774	$11,860
Non-current assets	224,457	233,861
Current liabilities	544	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $845.8 million as of September 30, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND(TV) Partnership: We have a 33.33% interest in WAND(TV) Partnership, the balance of which is owned by Block Communications. We account for our interest using the equity method, as we do not have a controlling interest. We received no

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
distributions from the partnership for the three months ended September 30, 2007 and we received $0.7 million in distributions from the partnership for the nine months ended September 30, 2007. We did not receive any distributions from the partnership during 2006. Pursuant to a management services agreement with WAND(TV) Partnership, we provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND(TV) Partnership and are periodically reimbursed. Amounts due to us from WAND(TV) Partnership under this arrangement are approximately $0.9 million and $1.1 million as of September 30, 2007 and December 31, 2006, respectively. On April 12, 2007, we exercised an option in our partnership agreement that requires Block Communications to acquire our interest in the partnership at the fair market value of our interest. On November 1, 2007, we completed the sale of our interest in the partnership.
The following presents the summarized financial information of WAND(TV) Partnership (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$1,431	$1,424	$4,503	$5,240
Operating income (loss) (1)	26	(819)	358	(6,940)
Net loss (income)	(226)	284	(307)	(5,828)

	September 30,	December 31,
	2007	2006
Current assets	$2,574	$4,723
Non-current assets	13,886	13,992
Current liabilities	2,455	2,296
Non-current liabilities	-	-

(1)	For the nine months ended September 30, 2006, includes an impairment charge of $5.9 million relating to the broadcast license of WAND(TV) in the second quarter of 2006.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	Estimated
	Remaining
	Useful Life		September 30,	December 31,
	(Years)		2007	2006
Amortized Intangible Assets:
LMA purchase options	1		$5,124	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,979	5,964
Accumulated amortization			(11,094)	(9,424)

			1,762	3,417

Unamortized Intangible Assets:
Broadcast licenses			1,023,980	1,037,736
Goodwill			534,915	532,972

			1,558,895	1,570,708

Summary:
Goodwill			534,915	532,972
Broadcast licenses and other intangible assets, net			1,025,742	1,041,153

Total intangible assets			$1,560,657	$1,574,125

(1)	Represents the weighted-average life.
The decrease in broadcast licenses is a result of the sale of Banks Broadcasting station, KSCW-TV on July 19, 2007 and the reclassification of the remaining broadcast licenses of Banks Broadcasting as “Assets held for sale.” The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. Amortization expense was $0.5 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.7 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The following table summarizes the projected aggregate amortization expense for the remainder of 2007 and for the next five years and thereafter (in thousands):

	October 1, to
	December 31,	Year ending December 31,
							There-
	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$380	$264	$80	$74	$68	$61	$835	$1,762
We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS No.142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements– (Continued)
trading price of LIN TV Class A common stock and the departure of our former Chief Executive Officer, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%. There have been no triggering events during 2007 to warrant the performance of an interim impairment test of our unamortized intangible assets.
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Credit Facility	$190,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,994 and $12,411 at September 30, 2007 and December 31, 2006, respectively)	179,006	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $2,633 and $5,791 at September 30, 2007 and December 31, 2006, respectively)	122,367	119,209

Total debt	866,373	946,798
Less current portion	28,500	10,313

Total long-term debt	$837,873	$936,485

On March 30, 2007, we repaid $70.0 million of term loans under our credit facility using a portion of the proceeds from the sale of the Puerto Rico operations, net of the borrowings incurred to fund the KASA-TV Acquisition (see Note 2 – “Acquisitions” and Note 3 – “Discontinued Operations”). We repaid an additional $15.0 million of our term loans under our credit facility during the third quarter of 2007 from operating cash.
Note 7 – Stock-Based Compensation
We granted options to purchase 1,032,000 shares of LIN TV Corp.’s Class A common stock during the three months ended September 30, 2006 and granted options to purchase 707,000 and 1,483,000 shares of LIN TV Corp.’s Class A common stock during the nine months

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
ended September 30, 2007 and 2006, respectively. We did not grant any options to purchase LIN TV Corp.’s Class A common stock during the three months ended September 30, 2007. We granted 638 shares and 8,726 shares of restricted stock during the three months ended September 30, 2007 and 2006, respectively, and granted 1,625 shares and 311,000 shares of restricted stock during the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006 there were unvested restricted stock awards forfeited of 4,000 and 28,000 shares, respectively, and during the nine months ended September 30, 2007 and 2006, there were unvested restricted stock awards forfeited of 99,000 and 70,000 shares, respectively. The number of shares forfeited during the nine months ended September 30, 2007 was higher compared to the prior year due to our fourth quarter 2006 restructuring charge.
Note 8— Comprehensive Income (Loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Unfunded	Unrealized
	Projected	(Loss) Gain
	Benefit	on
	Obligation	Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)
Changes during the period, net of tax	1,049	(447)	602

Balance as of September 30, 2007	$(17,101)	$(1,084)	$(18,185)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$1,733	$3,853	$25,979	$(244,823)

Other comprehensive (loss) income:

Net periodic pension benefit cost (Note 10):

Amortization of prior service cost	28	-	380	-
Tax effect	(9)	-	(100)	-

Amortization of prior service cost, net of tax	19	-	280	-

Amortization of net loss	285	-	1,043	-
Tax effect	(97)	-	(274)	-

Amortization of net loss, net of tax	188	-	769	-

Unrealized loss (gain) on cash flow hedges (Note 9):

Unrealized loss (gain) on cash flow hedges:	(1,777)	(1,973)	(751)	(1,251)
Tax effect	709	782	304	496

Unrealized loss (gain) on cash flow hedges, net of tax	(1,068)	(1,191)	(447)	(755)

Total comprehensive income (loss)	$872	$2,662	$26,581	$(245,578)

Note 9 – Derivative Financial Instruments
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.8 million in other assets on our balance sheet at September 30, 2007. We recorded a gain on these derivative features of approximately $1.4 million for each of the three months ended September 30, 2007 and 2006, respectively, and recorded a gain of approximately $0.9 million and a loss of approximately $0.2 million for the nine months ended September 30, 2007 and 2006, respectively, in connection with the mark-to-market of these derivative features.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility, which expires in November 2011. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility of approximately $1.8 million as of September 30, 2007. This amount is reflected in accumulated other comprehensive income (loss), net of $0.7 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a loss on this derivative instrument of $1.6 million for the nine months ended September 30, 2006 as a result of fluctuations in market interest rates. This interest rate swap agreement was sold in the second quarter of 2006. The gain on the settlement of the interest rate swap agreement of $2.8 million was recorded in the loss (gain) on derivative instruments on our financial statements.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to almost all of our employees. We make contributions to our 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.7 million to the 401(k) Plan in each of the three months ended September 30, 2007 and 2006, respectively, and contributed $2.2 million to the 401(k) Plan in each of the nine months ended September 30, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering certain of our employees. Contributions for traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of each participant’s eligible compensation and are made quarterly to each participant’s account.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$575	$625	$1,675	$1,875
Interest cost	1,500	1,400	4,500	4,200
Expected return on plan assets	(1,550)	(1,475)	(4,650)	(4,425)
Amortization of prior service cost	25	30	75	90
Amortization of net loss	300	320	950	960

Net periodic benefit cost	$850	$900	$2,550	$2,700

We contributed $1.5 million and $0.4 million to our defined benefit plan during the three months ended September 30, 2007 and 2006, respectively, and contributed $3.0 million and $1.2 million to our defined benefit plan during the nine months ended September 30, 2007 and 2006, respectively. We do not expect to make further contributions to our plan during 2007.
We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $3,000 in each of the three months ended September 30, 2007 and 2006, respectively, and paid out a total of $9,000 to retired employees in each of the nine months ended September 30, 2007 and 2006, respectively.
Note 11 – Income Taxes
We recorded a provision for income taxes of $1.2 million for the three months ended September 30, 2007, compared to a provision of $3.5 million for the same period last year and recorded a provision of $3.2 million for the nine months ended September 30, 2007 compared to a benefit of $87.6 million for the same period last year. Our annual effective income tax rate was 44.4% and 26.8% for the nine months ended September 30, 2007 and 2006, respectively.
On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits and we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2007, we had not accrued any such amounts related to uncertain tax positions. We file numerous consolidated and separate entity income tax returns in the U.S., Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 12 — Restructuring Benefit
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.3 million.
During the nine months ended September 30, 2007, we accrued an additional $0.4 million of temporary help costs incurred as we transitioned from a decentralized to a centralized accounting operation and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees that remained with us in new positions. Also, during the nine months ended September 30, 2007, we paid approximately $4.3 million of these severance and contractual costs. We expect to pay the remaining contractual and other balance of approximately $77,000 over the next three years.
The activity for the restructuring reserve liability for the nine months ended September 30, 2007 is as follows (in thousands):

		Nine months ended September 30, 2007
	Balance as of				Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	September
	2006				30, 2007
Severance and related	$(3,982)	$(388)	$4,056	$314	$0
Contractual and other	(269)	-	192		(77)

Total	$(4,251)	$(388)	$4,248	$314	$(77)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
Note 13— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened LIN TV Corp. could experience material adverse consequences, including:
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
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.
Note 14 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of our Class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the nine months ended September 30, 2006, we repurchased 1,437,700 shares of our Class A common stock for $13.2 million. As of September 30, 2007, we had repurchased an aggregate of 1,806,428 shares of our Class A common stock for $18.0 million since the inception of the program. We did not repurchase any shares during the nine months ended September 30, 2007.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 15 – Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We plan to adopt SFAS 157 effective January 1, 2008.
Note 16 – Other Information
We have entered into an agreement to sell 31 700MHz licenses to Aloha Partners, L.P. for $32.5 million in cash. The closing, which is expected to occur in the fourth quarter of 2007, is contingent upon final approval of the FCC. The licenses were purchased at two FCC auctions in 2002 and 2003 for a total of $6.3 million.