Form 10-K
period 2007-12-31
LIN TV CORP; LIN TELEVISION CORP
filed 2008-03-14
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 29, 2007 on the New York Stock Exchange) was approximately $499 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K

Portions of the Registrant’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 1, 2008	Part III

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 3, 2008: 27,382,283 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 3, 2008: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 3, 2008: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 3, 2008: 1,000 shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such forward-looking statements. We cannot assure you that any of such statements will be realized and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors, as well as the following:

•	volatility and periodic changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that HM Capital Partners LLC (“HMC”) and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC duopoly rule;

•	adverse changes in the national or local economies in which our stations operate;

•	softening of the domestic advertising market;

•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of our acquired stations;

•	changes in TV viewing patterns, ratings and commercial viewing measurement;

•	the execution and timing of retransmission consent agreements relating to our digital revenues;

•	changes in our television network affiliation agreements; and

•	seasonality of the broadcast business due primarily to political advertising revenues in even years.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

Overview

LIN TV Corp. is a local television and digital media company, owning and/or operating 29 television stations in 17 U.S. markets, all of which are affiliated with a national broadcast network. Our highly-rated stations deliver superior local news and community stories, along with top-rated sports and entertainment programming, to 9% of U.S. television homes, reaching an average of 10.2 million households per week. We are a leader in the convergence of local broadcast television and the Internet through our television station websites and a growing number of local interactive initiatives. Our stations are primarily located in the top 75 Designated Market Area (“DMA”) markets as measured by Nielsen Media Research (“Nielsen”). In this report, the terms “Company,” “LIN TV”, “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. We are traded on the New York Stock Exchange under the symbol “TVL”.

We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by providing free daily local news coverage, making public service announcements and providing political advertising time to candidates.

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

All our stations are affiliated with one of the national television networks: ABC, CBS, NBC, FOX, CW, MyNetworkTV, Telefutura or Univision.

Our Company was incorporated on February 11, 1998, and LIN Television Corporation, our wholly-owned subsidiary, was incorporated on June 18, 1990. Our corporate offices are at Four Richmond Square, Suite 200, Providence, Rhode Island.

Development of Our Business

Recent Developments

We sold certain assets in 2007 that did not meet our long-term strategic goals to expand and grow our business. In addition, the sale of these non-strategic assets helped us improve our balance sheet and leverage profile. We repaid $120.1 million of our credit facility during 2007. Our total debt outstanding at December 31, 2007 was $832.8 million. Our cash and cash equivalent balances at December 31, 2007 were $40.0 million. The following are the assets that we sold in 2007:

•	We completed the sale of our 700MHz licenses to Aloha Partners, L.P. for $32.5 million in the fourth quarter of 2007. The licenses were purchased for $6.3 million at two FCC auctions in 2002 and 2003. The fourth quarter 2007 sale resulted in a gain of $25.8 million.

•	We completed the sale of our 33% interest in the WAND(TV) Partnership in the fourth quarter of 2007 for an aggregate sale price of $6.8 million, which resulted in a gain of $0.7 million.

•	We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a gain of $22.7 million in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of the Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.

•	Our Company has owned preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. since 1999, and in accordance with the requirements of FIN 46R, we have consolidated the financial results of Banks Broadcasting since the second quarter of 2004. Banks Broadcasting sold the assets of KSCW-TV in Wichita, Kansas on July 19, 2007 for $6.8 million and recognized a loss of $0.5 million, sold certain of its 700 MHz spectrum licenses for $3.1 million, and expects to complete the sale of its remaining 700 MHz spectrum licenses and remaining station, KNIN-TV in Boise, Idaho by the second quarter of 2008. We anticipate receiving approximately $8.0 million in distribution proceeds upon the wind-down of Banks Broadcasting’s operations.

In the first quarter of 2007 we completed the acquisition of KASA-TV, the FOX affiliate in Albuquerque from Raycom Media for approximately $55.0 million in cash in the first quarter of 2007. We previously operated the station pursuant to a local marketing agreement effective September 15, 2006. The acquisition added a television duopoly in the 45th largest television market, where we also own KRQE-TV, the local CBS affiliate which produces 25 hours of local news each week, including the market’s #1 late news broadcast. The geographic market spans some 180,000 square miles and is one of the three largest in the country.

Ownership and organizational structure

Our Company (including its predecessors) has owned and operated television stations since 1966. A group of investors led by the predecessor of HMC acquired LIN Television Corporation on March 3, 1998. On May 3, 2002, our Company completed our initial public offering and our class A common stock began trading on the New York Stock Exchange.

We have three classes of common stock. The class A common stock and the class C common stock are both voting common stock, with the class C common stock having 70% of the aggregate voting power. The class B common stock is held by affiliates of HMC and has no voting rights, except that without the consent of a majority of the class B common stock, we cannot enter into a wide range of corporate transactions.

This capital structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the Federal Communications Commission (“FCC”).

The following diagram summarizes our corporate structure as of March 3, 2008:

All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 3, 2008, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 46.2% of the total outstanding shares of class A common stock and resulting voting power.

HMC has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock.

Our television stations

We own, operate and/or program 29 stations, including two stations pursuant to local marketing agreements and three low-power stations, which operate as stand-alone stations. We also have equity investments in other stations through joint ventures. The following table lists the stations that we own, operate and/or program, or in which we have an equity investment:

	DMA				Analog	Digital		FCC License
Market	Rank(1)	Station		Affiliation	Channel	Channel	Status(2)	Expiration

Owned:
Indianapolis, IN	26	WISH-TV		CBS	8	9		8/1/2013	(5)
		WIIH-CA		Univision	17	—		8/1/2013
		WNDY-TV		MNTV	23	32		8/1/2013	(5)
Hartford-New Haven, CT	29	WTNH-TV		ABC	8	10		4/1/2015	(5)
		WCTX-TV		MNTV	59	39		4/1/2015	(5)
Columbus, OH	32	WWHO-TV		CW	53	46		10/1/2013	(5)
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV		NBC	8	7		10/1/2013	(5)
		WOTV-TV		ABC	41	20		10/1/2013	(5)
		WXSP-CA		MNTV	Various	Various		10/1/2013	(5)
Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV		NBC	10	31		10/1/2012	(5)
		WVBT-TV		FOX	43	29		10/1/2012	(5)
Albuquerque, NM	44	KRQE-TV	(3)	CBS	13	16		10/1/2006	(4)
		KASA-TV		FOX	2	27		10/1/2014
Buffalo, NY	50	WIVB-TV		CBS	4	39		6/1/2015	(5)
		WNLO-TV		CW	23	32		6/1/2015	(5)
Austin, TX	51	KXAN-TV	(3)	NBC	36	21		8/1/2014	(5)
		KNVA-TV		CW	54	49	LMA	8/1/2014	(5)
		KBVO-CA		Telefutura	Various	Various		8/1/2014	(5)
Providence, RI-New Bedford, MA	52	WPRI-TV		CBS	12	13		4/1/2015	(5)
		WNAC-TV		FOX	64	54	LMA	4/1/2007	(4)
Mobile, AL-Pensacola, FL	61	WALA-TV		FOX	10	9		4/1/2013
		WBPG-TV		CW	55	25		4/1/2013
Dayton, OH	62	WDTN-TV		NBC	2	50		10/1/2013	(5)
Green Bay, WI	70	WLUK-TV		FOX	11	51		12/1/2013	(5)
Toledo, OH	72	WUPW-TV		FOX	36	46		10/1/2013	(5)
Fort Wayne, IN	107	WANE-TV		CBS	15	31		8/1/2013	(5)
Springfield-Holyoke, MA	109	WWLP-TV		NBC	22	11		4/1/2015	(5)
Terre Haute, IN	151	WTHI-TV		CBS	10	24		8/1/2013
Lafayette, IN	189	WLFI-TV		CBS	18	11		8/1/2013	(5)
Operated Under NBC Joint Venture;
Dallas-Forth Worth, TX	6	KXAS-TV		NBC	5	41	JV	8/1/2006	(4)
San Diego, CA	27	KNSD-TV		NBC	39	40	JV	12/1/2006	(4)

(1)	DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2007-2008 Broadcast Season, effective September 22, 2007. There are 210 DMAs in the United States.

(2)	All of our stations are owned and operated except for those stations noted as “LMA” which indicates stations to which we provide services under a local marketing agreement (see “Distribution of Programming — Full-power Television — Local Marketing Agreements” for a description of these agreements) and noted as “JV” which indicates a station owned and operated by a joint venture to which we are a party.

(3)	KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KXAN-TV includes a satellite station KXAM-TV. We own and operate all of these satellite stations, which broadcast identical programming as the primary station, with the exception of local news insertions.

(4)	License renewal applications have been filed with the FCC and are currently pending.

(5)	License renewal granted pursuant to a tolling agreement with the FCC for the stations noted. Under these tolling agreements, the FCC granted each stations’ license renewal in return for our permitting the FCC two additional years from the date of the grant of the renewal to address certain outstanding enforcement proceedings from that previous license term.

We hold a 20% equity interest, and a subsidiary of General Electric Company holds the remaining 80% interest, in a joint venture which is a limited partner in a venture that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. NBC Universal is the general partner of the venture and operates the two stations pursuant to a management agreement. General Electric Capital Corporation (“GECC”), another subsidiary of General Electric Company, provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an interest rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash generated by the joint venture and available for distribution is distributed to us and NBC Universal based on our respective equity interests. During the year ended December 31, 2007, the venture generated $77.3 million of income and received cash distributions of $80.3 million from its equity investment in these stations; and the venture distributed $2.3 million of cash to us.

Description of Our Business

Strategy

We seek to increase our revenues and cash flow through achievement of a number of key strategic and operating goals, including: a) growing the audiences for our television stations and Internet websites and seeking new audience segments by using other forms of digital distribution; b) increasing our advertising, digital and other revenues; and c) continuing our implementation of cost efficiencies and use of new technology to streamline operations.

The principal components of our strategy are to:

•	Maintain Our Local News Franchises. We operate the number one or number two local news station in 76% of our markets and generated 34% of our advertising revenues from our local news programming for the year ended December 31, 2007. We have been recognized for our local news expertise and have won many awards during the past year, including several Associated Press Awards, two Peabody Awards and many local and regional awards. We believe that successful local news programming is among the most important elements in attracting local advertising revenue. In addition, news audiences serve as vital lead-ins for other programming and help create a leading local station brand in the communities in which we operate, minimizing the impact of changes in the popularity of network programming on any particular station.

•	Continue to Pursue Our Multi-Channel Strategy. As a pioneer in the multi-channel strategy, we have expanded our presence in our local markets beyond that of a single channel by: a) acquiring a second station; b) programming, providing advertising sales and other related services for another station through a local marketing agreement; c) acquiring a low-power television station; or d) creating local cable weather channels. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers while also providing us with economies of scale to pursue additional and new programming services. As a result, we believe our duopoly stations provide us with a substantial competitive advantage in a number of markets where we have these additional stations and channels.

•	Maintain Our Strong and Diversified Network Relationships and Programming. We have stations affiliated with eight networks: CBS, NBC, ABC, FOX, CW, MyNetworkTV, Telefutura and Univision. Many of these network affiliation relationships are long-standing (over 10 years in length) and provide our stations with high-quality entertainment, strong national news and high-profile sports event programming, many in high definition signal form, that further differentiate our stations as leaders in the local markets we serve. We also believe that our affiliation diversification among all of the networks optimally balances our station portfolio, which results in our Company not being exposed to short-term programming or ratings changes that could otherwise impact our consolidated net revenues and cash flows.

•	Sustain and Grow Our Revenue Share. We have generally achieved revenue share greater than our audience share. Given our strong local station brands, market-leading news and sales expertise in most of the markets we serve, our goal is to convert this audience share into an even greater share of advertising revenues. As a result, we have typically been among the top stations in local and national advertising billing and market share in many of our markets.

•	Reach New Agreements for Retransmission Consent. Local broadcast stations reach nearly 90% of US television households through carriage on cable, telecommunications and satellite multichannel video systems. Heightened local competition in the delivery of multichannel video and the economic interest of pay television companies in carrying both the analog and the high definition signals of broadcast television stations, combined with our strong local news rankings, duopoly station ownership positions and network affiliations, provide us with compelling negotiating positions to reach new retransmission consent agreements with these pay television companies for the carriage of our signals.

•	Grow Our Internet Business. Broadband penetration in most of our markets has grown substantially, making the Internet available to most of our viewing audience. Our strong local television station brands and considerable news, sports, weather, traffic and other local video content, provides us with the ability to efficiently extend and leverage our station brands online. We plan to further grow the Internet portion of our business over the next several years by becoming one of the top destination websites in each of our local markets, adding more Internet dedicated employees and launching new websites.

•	Launch New Digital Services. All but one of our stations have completed construction of their digital broadcast facilities. In addition to high definition capability, digital transmissions can carry multiple program services and will eventually be able to transmit to mobile devices. We believe there are a number of potentially attractive new video and data program services we can pursue that utilize the full capacity of our digital signals. We also believe that because in our larger markets we have two digital channels, this gives us a particularly strong platform with which to launch these new services. We expect to continue funding several research and development efforts in this area over the coming years to determine which new business applications are most advantageous for us.

•	Further Expand Our Regional Television Technology Centers. We operate two regional television technology centers that have centralized engineering, operations and administration for multiple stations at a single location. In Indianapolis and Springfield, we service eleven stations and six stations, respectively. We plan to further increase the productivity of these regional centers over time and believe we can accommodate more stations and functions in both regional centers.

•	Continue to Improve Our Cost Efficiencies. We have achieved company-wide operating efficiencies by applying scale in the purchase of programming, ratings services, other research services, national sales representation, capital equipment and other vendor services. We intend to continue this practice and seek new areas and ways to achieve improved cost efficiencies. In 2007, we centralized a number of additional back office functions, including station accounting, at our two shared services and accounting locations in Providence and Indianapolis.

Principal Sources of Revenue

Local, national and political advertising revenues

Local, national and political advertising, net of agency commissions, represented approximately 92%, 95% and 92% of our total net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We receive these revenues principally from advertising time sold in our local news, network and syndicated programming. Advertising rates are based upon a variety of factors, including:

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

Local television markets are defined by Nielsen, an audience measurement service used by the television industry. Nielsen currently divides the U.S. into approximately 210 DMAs and samples television audience viewing using electronic viewing devices or meters and viewing diaries. Nielsen publishes an audience viewing report for each DMA for the months of February, May, July and November that includes the estimated television audiences for each local station and cable television network. In addition, larger television markets, where the audience is measured by electronic meters, receive daily audience data feeds from Nielsen.

Network compensation

The three oldest networks, ABC, CBS and NBC, had historically made cash compensation payments for our carriage of their network programming. However, in accordance with prevailing trends in our industry, our recent agreements with these networks now reflect a reduction and eventual elimination of network compensation payments to us and, in certain contract extensions, require us to pay compensation to the network.

In particular, the newer networks, such as FOX, CW and MyNetworkTV, provide less network programming, pay no network compensation and, in some instances, require us to pay network compensation. However, these newer networks provide us with more advertising inventory to sell than traditional networks.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Digital revenues

We generate digital revenues from advertising produced by our television stations’ Internet websites and from retransmission consent fees received from cable, satellite and telecommunications companies for the rights to carry our analog and high definition signals in their pay television services to consumers.

Other revenues

We receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services.

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

Locally produced news and general entertainment programming

Our stations produce an aggregate of 527 hours of local news programming per week that we broadcast on all but three of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, our news programs which have had historically high ratings and strong viewership, have served as strong lead-ins for other programs and have created strong local station brands in each of our local communities. Local news programming also allows us greater control over our programming costs.

Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

				Weekly	Weekly	Weekly	Network
				Hours of	Hours of	Hours of	Affiliation
		DMA		Network	Local News	Other Local	Contract
Network	DMA	Rank	Station	Programming	Programming	Programming	End Date

ABC	Hartford-New Haven, CT	29	WTNH-TV	90	32	0	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	90	20	0	8/31/2011

CBS	Indianapolis, IN	26	WISH-TV	95	40	1	12/31/2009
	Albuquerque, NM	44	KRQE-TV	95	27	0	12/31/2009
	Buffalo, NY	50	WIVB-TV	95	27	1	12/31/2009
	Providence, RI-New Bedford, MA	52	WPRI-TV	95	30	1	12/31/2009
	Fort Wayne, IN	107	WANE-TV	95	24	0	12/31/2009
	Terre Haute, IN	151	WTHI-TV	95	19	0	12/31/2009
	Lafayette, IN	189	WLFI-TV	95	23	1	12/31/2017

NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV	92	33	1	1/1/2012
	Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV	92	32	2	1/1/2012
	Austin, TX	51	KXAN-TV	92	29	0	1/1/2012
	Dayton, OH	62	WDTN-TV	92	27	1	1/1/2012
	Springfield-Holyoke, MA	109	WWLP-TV	92	31	3	1/1/2012

FOX	Norfolk-Portsmouth-Newport News, VA	42	WVBT-TV	29	7	1	8/30/2008
	Albuquerque, NM	44	KASA-TV	29	7	0	6/30/2010
	Providence, RI-New Bedford, MA	52	WNAC-TV	29	6	1	6/30/2010
	Mobile/Pensacola, FL	61	WALA-TV	29	26	1	6/30/2010
	Green Bay, WI	70	WLUK-TV	29	39	0	6/30/2010
	Toledo, Ohio	72	WUPW-TV	29	11	0	6/30/2010

CW	Columbus, OH	32	WWHO-TV	30	4	0	9/17/2009
	Buffalo, NY	50	WNLO-TV	30	9	0	9/17/2009
	Austin, TX	51	KNVA-TV	30	0	1	9/17/2009
	Mobile, AL-Pensacola, FL	61	WBPG-TV	30	0	1	9/17/2009

MyNetworkTV	Indianapolis, IN	26	WNDY-TV	12	4	1	9/5/2011
	Hartford-New Haven, CT	29	WCTX-TV	12	9	0	9/5/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CA	12	6	7	9/5/2011

Telefutura	Austin, TX	51	KBVO-CA	168	0	0		(1)

Univision	Indianapolis, IN	26	WIIH-LP	163	5	0	12/31/2008

				1,966	527	24

(1)	An affiliation agreement is currently being negotiated; we believe that we will be able to conclude an agreement with this network.

Network programming

All of our stations are affiliated with one of the national television networks. Our network affiliation agreements provide a local station exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station also has the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains all of the advertising revenues.

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

Our stations generated an average of 32% of their total net revenue from the sale of advertising within network programming for the year ended December 31, 2007. Our stations that are affiliated with traditional broadcast networks generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with the newer networks.

Our affiliation agreements have terms with scheduled expiration dates ranging through December 31, 2017. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our Company, which would generally result from the acquisition of 50% of the voting rights of our Company.

Syndicated programming

We acquire the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include reruns of current or former network programs, such as “The Simpsons” or “Everybody Loves Raymond”, or first-run syndicated programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers or mobile video devices, which has contributed to increasing fragmentation of our local television audience.

Distribution of Programming

The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations;

•	Local marketing agreements;

•	Low-power television stations;

•	Cable television;

•	Satellite TV systems;

•	Internet; and

•	Telecommunications systems.

Full-power television stations

We own and operate 12 VHF full-power television stations that operate on over-the-air channels 2 through 13, and 14 UHF full-power television stations that operate on over-the-air channels 14 through 69. For the year ended December 31, 2007, our full-power television stations generated 99% of our net revenue, including two stations for which we provided programming, sales and other related services under local marketing agreements that contributed 5% of our net revenue during 2007. See “Our television stations” for a listing of our full-power television stations.

Local marketing agreements

The FCC television licenses for the two stations for which we provide programming, sales and other related services under a local marketing agreement are not owned by us. We incur programming costs, operating costs and the capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are currently located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We also have purchase options to acquire these stations. In Austin, we assigned our purchase option for KNVA-TV to a third party, Vaughan Media, LLC, that subsequently exercised the option to acquire the outstanding shares of the FCC licensee for that station. The assignment and subsequent exercise of the option by Vaughan Media, LLC are the subject of litigation between us, Vaughan Media LLC and the licensee. For more information, see Item 3. “Legal Proceedings.” See “Government Regulation of the Television Industry” for a discussion of regulatory issues facing the commercial television broadcasting industry.

Low-power television stations

We own and operate a number of low-power television stations. We operate these stations either as stand-alone stations or as satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations.

In four of our markets, Albuquerque, Austin, Green Bay and Norfolk-Portsmouth-Newport News, we use our low power stations to extend the geographic reach of our primary stations in these markets. In three of our markets, we have affiliated our low-power stations with a national television network:

•	in Indianapolis, we operate WIIH-TV, a single low-power station affiliated with Univision, which also utilizes cable carriage to cover that portion of the market it cannot reach over-the-air;

•	in Grand Rapids, we operate WXSP-TV, a group of low-power television stations affiliated with MyNetworkTV, to cover substantially all of the local market; and

•	in Austin, in addition to operating one of our low-power stations to extend the signal of KXAN-TV, we operate KBVO-TV, a group of low-power television stations affiliated with Telefutura, to cover substantially all of the local market.

Cable, satellite TV and telecommunications systems

According to Nielsen, cable and satellite TV system operators currently provide program services to approximately 90% of total US television households, with cable systems serving 62% and satellite TV systems serving 28%. As a result, cable, satellite TV and telecommunications systems are not only our primary competitors, but the primary way our television audience views our television stations.

We have carriage arrangements with over 60 multiple system operators, the two major satellite TV system providers and 10 telecommunications systems. These arrangements are of two different types: must-carry and retransmission consent. Under must-carry arrangements, the stations invoke an FCC rule requiring carriage by the cable system or satellite provider of local stations in their local markets and requiring local stations be carried on certain channels and on tiers of service available to all subscribers. Cable and satellite system providers do not pay a fee for station carriage under must-carry arrangements. Under retransmission consent arrangements, stations waive their must-carry rights and elect to be carried by the cable or satellite system provider under negotiated contractual terms. These terms may include not just agreements with respect to channel positioning and service tier carriage but other compensation, such as cash payments for our stations or carriage for another program service, advertising payments or joint promotional commitments.

We are required to make must-carry or retransmission consent elections every three years, with the next election to be made by October 1, 2011, to become effective January 1, 2012. However, most of our stations are currently operating under month-to-month extensions of retransmission consent agreements with cable companies for carriage of our analog signals only; these cable companies do not have the rights to carry our high definition signals.

Seasonality of Our Business

Our advertising revenues are generally highest in the second and fourth quarters of each calendar year, due generally to higher advertising in the spring season and due to increases in retail advertising in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years (i.e., 2004, 2006) due to additional revenues associated with election years and advertising spending by political candidates and incremental advertising revenues associated with Olympic broadcasts.

The broadcast television industry is also cyclical in nature and affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic and regional conditions in each local market where our stations operate.

Digital Transition of Our Stations

The FCC granted most broadcast television stations a second channel to facilitate the transition from analog to digital transmission. On February 8, 2006, a measure was signed into law that set an unconditional digital conversion date of February 17, 2009 (the “transition date”) and included a program to subsidize the digital conversion of remaining analog receivers.

As of December 31, 2007, we have successfully converted all of the full-power stations that we own and operate to digital with the exception of WBPG-TV in Mobile/Pensacola, which has not yet completed its digital construction. WBPG-TV has just recently been allotted a digital channel by the FCC, and may not be permitted to initiate digital transmissions until shortly before or on February 17, 2009. Further, in order to optimize signal coverage, WNAC-TV, WTHI-TV, WLUK-TV and KRQE-TV (including a satellite station of KRQE-TV), all of which currently operate UHF digital stations, will go through further changes to move their digital operations to their present VHF analog channel. In addition, WNAC-TV will use WPRI-TV’s analog channel 12. Lastly, WANE-TV is awaiting the grant of a construction permit to operate at the legal maximum power currently allowed. All six of these stations have been granted their desired channel assignments. The costs associated with conversion of these stations to their final digital operation are estimated at $1.3 million over the next eighteen months. We also own and operate many low-power “translator” stations as part of these full-power stations. We will incur an additional cost of approximately $1.5 million over the next two years to convert these translator stations to digital.

During 2006, the FCC allowed the broadcast industry to file applications to modify low-power stations to digital. Most of our stations were able to apply to operate our existing low-power stations as digital channels. However, some of our low-power stations could not operate digitally on their current channel because the channel is not included in the FCC’s revised channel plan (channels 2 to 51) that will be in effect after February 17, 2009, or the channel would have an interference problem after digital conversion. For these low-power stations, we were able to request what the FCC terms a “companion channel”. With the companion channel, low-power stations can operate digitally on a new channel. In the case of our low-power stations, most filed to stay on their existing channels and the remainder were granted a companion channel. In some cases our low-power stations will be able to extend their coverage beyond that presently offered by the station’s existing analog channel. The cost to convert these stations to digital operation is expected to be a maximum of $1.9 million over the next two years.

Competitive Conditions in the Television Industry

The television broadcast industry has become highly competitive over the past ten years as a result of new technologies and new program distribution systems. Local cable systems, which offer television viewers hundreds of program choices, compete for advertising dollars. In most of our local markets, we compete directly against other local broadcast stations, cable systems and satellite TV systems. We believe, however, that our local news programming, network affiliations and sales management have enabled us to compete effectively in our markets.

The chart below illustrates some of the competitive forces that we face in terms of audience, advertising revenues and programming.

Competition for:
	Viewing	Advertising
	Time	Revenues	Programming

Other local television stations	X	X	X
Cable television networks	X	X	X
Local cable systems		X	X
Local telecommunications systems		X	X
Satellite TV systems	X		X
Internet	X	X	X
Videogame systems (e.g. Playstation)	X
DVDs	X
Computers and mobile video devices (e.g. iPods)	X
Local radio stations		X
Newspapers		X
Outdoor advertising		X

Government Regulation of the Television Industry

Overview of regulatory issues

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	allocating frequency bands to broadcast television, allotting specific channels (frequencies) to specific cities, and approving the location, operating power and types of transmission of each television station;

•	establishing limits on the number of television stations which may be owned nationally and in each local market either separately or in conjunction with other media;

•	establishing eligibility criteria for ownership of broadcast television station licenses and approving license renewals and transfers;

•	enforcing various broadcast programming content laws or regulations including those barring or restricting obscene or indecent content, mandating children’s educational programming and regulating advertising directed at children; and

•	overseeing certain broadcast employment regulations.

The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

License renewal, assignment and transfer of broadcast licenses

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast license without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. The FCC must grant the renewal application if it finds that the incumbent has served the public interest and has not committed any serious violation of FCC rules. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. We are in good standing with respect to each of our FCC licenses. Our licenses have expiration dates ranging between 2006 and 2015. The table on page 5 includes the expiration date of each of our licenses. We have timely filed license renewal applications for each of our stations. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. We expect to renew each of these licenses but we make no assurance that we will be able to do so. Certain of our licenses have pending applications for renewal that we expect to be reviewed and granted in 2008.

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

The FCC’s duopoly rule generally prohibits or restricts an entity from having attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger, independently owned television operations. Waivers of the rule are also available where one of the stations has failed, is failing or is unbuilt. Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus, subject to certain exceptions, are permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated at a date yet to be determined, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule.

We have acquired four of our stations that we had previously provided programming, sales and other related services for under a local marketing agreement. Three markets, Grand Rapids-Kalamazoo-Battle Creek, Norfolk-Portsmouth-Newport News and Albuquerque satisfied the requirement for a sufficient number of post-merger, independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New Haven applied for and was granted an unbuilt-station duopoly waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations in the market. Eligibility for a waiver will depend upon the station’s future performance. In the event that the FCC determines that the grandfathered local marketing agreement in Providence is ineligible for conversion to full ownership, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, if necessary, which will not be materially less favorable to us than the current local marketing agreement. However, the rules may not be implemented or interpreted in such a manner. In Austin, we assigned our purchase option for KNVA-TV to a third party, Vaughan Media, LLC, that subsequently exercised the option to acquire the outstanding shares of the FCC licensee for that station. The assignment and subsequent exercise of the option by Vaughan Media, LLC are the subject of litigation between us, Vaughan Media, LLC and the licensee. For more information see Item 3. “Legal Proceedings”.

The FCC also limits the combined local ownership of a newspaper and a broadcast radio or television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same local market.

In 2003, the FCC voted to revise and in most cases liberalize substantially several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the FCC for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. In June 2006, the FCC adopted a further rule-making proceeding to reexamine the ownership rules in light of the court decision. In December 2007, the FCC brought this proceeding to a close by making only moderate changes to the newspaper-broadcast cross-ownership rule and leaving the other rules unchanged. In 2004, Congress by statute fixed the limit on nationwide ownership of television broadcast stations at 39% of all U.S. households and the FCC has conformed its rules to that statute.

The FCC generally applies its ownership limits only to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally non-attributable interests. Moreover, pending completion of a court-ordered rule-making, the FCC has restored an exemption to attribution of voting stock in any entity that has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise non-attributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise non-attributable interests.

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

Regulatory issues involving programming and station operations

The Communications Act requires broadcasters to serve the public interest. Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s local market. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identifications, contest and lottery advertising and program ratings guidelines. The Commission recently proposed to re-establish a number of formalized procedures designed to improve television broadcasters’ service to their local communities. These proposals include the establishment of community advisory boards, quantitative programming guidelines and maintenance of a main studio in a station’s community of license. We are unable to predict which, if any, of these proposals the FCC will ultimately adopt and whether such final rules will have a material adverse effect on our ability to provide competitive programming.

The FCC is in the process of determining what, if any, additional public interest programming obligations will be imposed on digital broadcast transmissions. The FCC determined that broadcasters who carry multiple programs on their digital facilities must provide additional children’s educational programming.

The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming. Congress adopted legislation, which President Bush signed into law in June 2006, which increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation and put the licenses of repeat offenders in jeopardy. The FCC adopted the increased forfeiture amount in June of 2007. Court challenges to the FCC’s indecency enforcement regime are pending at various stages. We are unable to predict whether the enforcement of the indecency regulations will have a material adverse effect on our ability to provide competitive programming.

The FCC has suggested that violent programming may be regulated in the same manner that indecent programming is now, according to a report to Congress released in April 2007. Congress has not yet taken action on the recommendations made in the report. We are unable to predict whether the adoption and enforcement of such regulations would have a material adverse effect on our ability to provide competitive programming.

The FCC also requires broadcast stations to comply with its own set of equal employment opportunity outreach rules and has adopted standards regulating the exposure of station employees and the public to potentially harmful radio frequency radiation emitted by our broadcast facilities.

Regulatory restrictions on broadcast advertising

The advertising of cigarettes and smokeless tobacco on broadcast stations is banned. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. We cannot predict whether any such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits. Campaign finance legislation, which became effective in November 2002, restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. This legislation was upheld by the Supreme Court, but found the legislation unconstitutional to the extent it prohibited corporate expenditure on issue ads mentioning the names of candidates during specified dates during the election cycle. The legislation is still subject to further restrictive interpretation by the Federal Election Commission, whose actions we cannot predict.

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

Must-carry rights are limited to carriage within a station’s local market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions, or which are without strong networks, or local news operations and to systems in areas dominated by a single cable operator, or where there are overlapping signals from stations in adjacent markets. Otherwise, stations generally elect to negotiate retransmission consent agreements with cable systems. A retransmission consent agreement, by contrast, is generally elected where a station seeks not just carriage but compensation from the cable system. Retransmission consent agreements are also required for carriage on systems outside of a station’s local market. Compensation may include cash or other forms of payment, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market. We currently have retransmission consent agreements with virtually all distributors (cable, telecommunications and satellite) in our local markets. However, there are a number of cable operators (comprising the majority of the paid subscribers for our stations) carrying our stations pursuant to short-term retransmission extensions.

Regulatory issues involving satellite TV systems

There are currently two satellite video service providers covering the U.S. market: DirecTV and DISH Network. These satellite video service systems deliver subscription programming similar to that of cable systems to consumers who have purchased and installed a small satellite dish and receiver. In addition to providing the national cable channels (i.e. ESPN, MSNBC, Discovery Channel, etc.), satellite video service providers carry most of the local broadcast signals in the markets they serve. The satellite compulsory license permits satellite video service systems to provide local signals into only their local markets, which is called the local-in-local provision, and prohibits the importation of distant stations into a local market. As with cable carriage, broadcasters have been given the right to negotiate retransmission consent for their local signals in exchange for compensation or to demand carriage as a matter of right for no compensation. Both DirecTV and DISH Network have now initiated carriage of local stations in most of our markets and we have retransmission consent agreements with both companies for the carriage of our signals that have scheduled expiration dates ranging through February 28, 2011.

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

Broadcasters must also pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the must-carry requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the primary digital program channel, and then only upon the cessation of analog signals.

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

Recent regulatory developments, proposed legislation and regulation

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, the FCC has considered, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine that could have a material adverse affect on our results of operations. The FCC also plans to commence proceedings to consider several other matters including whether embedded advertising violates sponsorship identification rules, in-state television signal availability where signals carried by cable or satellite originate out-of-state and network-affiliate issues. In addition, other matters that could affect stations include technological innovations and developments generally affecting competition in the mass communications industry.

The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 (the “Telecommunications Act” or the “Cable Act”), or of the regulations and policies of the FCC under either Act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rule-making proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

Employees

As of December 31, 2007, we employed approximately 2,100 full time employees, 300 of which were represented by unions. We believe that our employee relations are generally good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free-of-charge through our Internet website (at http://www.lintv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material, to the SEC.

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

Certification with the New York Stock Exchange and SOX Certification

On May 30, 2007, our chief executive officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange corporate governance listing standards as of the date of that certification. We have filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of our public disclosure.

Item 1A.	Risk Factors

Risks Associated with Our Business Activities

Our operating results are primarily dependent on advertising revenues, which can vary substantially from period-to-period based on many factors beyond our control. As a result, we may be more vulnerable to downturns than businesses in other industries.

Advertising volatility based on general and local economic conditions, and program ratings could affect our operating results and may make it difficult for us to repay our debt obligations, or cause the value of our common stock to decline. Our ability to generate advertising revenues depends on factors such as:

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

Approximately 28%, 26% and 33% of our net revenues for the years ended December 31, 2007, 2006, and 2005, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

If we are unable to reach retransmission consent agreements with cable, and other pay television companies for the carriage of our stations’ signals, we could lose audience share and revenues.

In connection with the distribution of local broadcast television station signals to cable television and other pay television services in individual markets, the Communications Act permits the stations to choose either mandatory carriage (“must-carry”) or retransmission consent. Under must-carry, the station informs the cable or pay television company that the station’s signal is required to be distributed to the company’s subscribers, but there is no compensation to the station for such distribution. Under retransmission consent, the station notifies the local cable or pay television company that it elects to begin negotiations to determine if they can agree on the economic terms under which the cable or pay television company will be given permission to distribute the broadcast station’s signals, either analog or high definition, or both, to the company’s subscribers. If no agreement is reached, the cable or pay television company cannot distribute the station’s signal to its subscribers and the broadcast station must rely on its over-the-air signal and other forms of competitive distribution (satellite TV systems and telecommunications) to reach its audience and provide programming and advertising.

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

As of December 31, 2007, we had approximately $832.8 million of consolidated indebtedness and approximately $656.1 million of consolidated stockholders’ equity. We may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay interest and principal on indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	require us to dispose of television stations or other assets at times or on terms that may be less advantageous than those we might otherwise be able to obtain;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk, since the interest rates on our credit facility vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

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

The holders of our 2.50% Exchangeable Senior Subordinated Debentures can also require us to repurchase all or a portion of the debentures, totaling $125 million, on each of May 15, 2008, 2013, 2018, 2023 and 2028.

Any of these consequences could have a material adverse effect on our business, liquidity and results of operations.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness or sell assets on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow, or refinance our indebtedness, or sell assets on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock and the market, if any, for our debt. The recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may also impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

We have a history of net losses and a substantial accumulated deficit.

We had net losses of $234.5 million and $26.1 million for the years ended December 31, 2006 and 2005, respectively, primarily as a result of impairment of our broadcast licenses and goodwill, and interest expense. In addition, as of December 31, 2007 and 2006, we had accumulated deficits of $408.7 million and $462.4 million, respectively. These losses may or may not recur, and our net losses and accumulated deficit may therefore continue indefinitely. As a result, we may not have sufficient funds to operate our business.

We have a material amount of intangible assets and we have recorded substantial impairments in prior periods. Future write-downs of intangible assets would reduce net income, which could materially and adversely affect our results of operations and the value of our class A common stock.

Approximately $1.6 billion, or 78% of our total assets as of December 31, 2007 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires, among other things, that goodwill and certain other intangible assets be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant. Future impairment charges could significantly adversely impact our reported results of operations and stockholders’ equity. We recorded an impairment of our broadcast licenses of $222.8 million during the year ended December 31, 2006 and we recorded an impairment of goodwill of $95.3 million and $33.4 million during the years ended December 31, 2006 and 2005, respectively.

Our class A common stock traded at a price that resulted in a market capitalization less than our total stockholders’ equity as of December 31, 2007. If we determine in a future period as part of our testing for impairments of intangible assets and goodwill, that the carrying amount of our intangible assets exceeds the fair value of these assets, we may incur an impairment charge that could have a material adverse effect on our results of operations and the trading price of our class A common stock.

Our strategy has historically included seeking growth through acquisitions of television stations, which could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. We acquired seven television stations during the last several years. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete additional station acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired stations. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

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

Broadcast interests of our affiliates, including HMC, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable to those persons under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise non-attributable equity or debt interest in a licensee which is in excess of 33% of total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or newspaper in the same market. As of March 3, 2008, affiliates of HMC owned 23,502,059 shares of our non-voting class B common stock, which represents 46.2% of our capital stock, and one share of our class C common stock, which represents less than 0.1% of our capital stock, but represents 35% of the outstanding voting power.

HMC and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a majority of voting power, thereby reducing the voting power of our other shareholders.

HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 46.2% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

For example, HMC is in the business of making significant investments in existing or newly formed companies and may from time-to-time acquire and hold controlling or non-controlling interests in television broadcast assets that may directly or indirectly compete with our company for advertising revenues. In addition, HMC and its affiliates may from time-to-time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

Moreover, Royal W. Carson, III, a director, and HMC, combined own all of our class C common stock and therefore possess 70% of the combined voting power. Accordingly, Mr. Carson and HMC together have the power to elect our entire board of directors and, through this control, to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Mr. Carson has prior business relations with HMC. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in private equity investment funds sponsored by firms like HMC or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Equity Fund V, L.P.; Sector Performance Fund, L.P.; and Hicks, Muse, Tate & Furst Europe Fund L.P., which are sponsored by HMC. The three listed funds do not have an investment in us. In addition, Peter S. Brodsky, one of our directors, is a partner of HMC.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable, satellite and telecommunications video services, Internet, wireless, pay-per-view and video-on-demand, digital video recorders, DVDs and mobile video devices have fragmented television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition.

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

It would be difficult to take us over, which could adversely affect the trading price of our class A common stock.

Affiliates of HMC effectively have the ability to determine whether a change of control will occur through their ownership of one of the two outstanding shares of our class C common stock and all of the shares of our class B common stock. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Mr. Carson and HMC and the voting power that affiliates of HMC would hold upon conversion of their shares of class B stock into class A stock or class C stock, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of our class A common stock. These provisions and controlling ownership by affiliates of HMC could also adversely affect the public trading price of our class A common stock.

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

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of HMC elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. Some of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to reduce or eliminate network compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to us on the same basis as it currently provides programming or compensation to our stations. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; b) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; c) costs of building a new or larger news operation; d) other increases in station programming costs, if necessary; and e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, whether it is a VHF or a UHF license, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

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

If we were to adopt this alternative method for valuing network affiliations, the value of our broadcast licenses and goodwill as reported on our balance sheet would be reduced and the value of our other intangible assets would be proportionately increased. As a result, our expenses relating to the amortization of intangible assets could increase significantly as more value would be assigned to an amortizing asset and this increase could materially reduce our operating income and net income.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different factors and circumstances for each station and market being evaluated.

The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

GECC provided debt financing for a joint venture between us and NBC Universal, another subsidiary of General Electric Company, in the form of an $815.5 million, non-amortizing senior secured note due 2023, which is an obligation of the joint venture and not us. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $285.0 million. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us.

Annual cash interest payments on the note are approximately $65.0 million. There are no scheduled payments of principal prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds were used to finance a portion of the cost of HMC’s acquisition of LIN Television Corporation. The note is not our obligation nor the obligation of any of our subsidiaries and has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to our Company pursuant to a guarantee, which could trigger the change of control provisions under our existing indebtedness. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture had cash balances at December 31, 2007 of $15.3 million for the purpose of making interest payments on the note when due. Both NBC Universal and us have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC Universal nor us make a shortfall loan to cover the interest payment, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

Our industry is subject to significant syndicated and other programming costs. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in impairments and write-offs that increase station operating costs. We may be exposed to future programming cost increases, which may adversely affect our operating results.

Our industry is subject to a government-mandated analog-to-digital conversion process which may cause us to lose viewership and advertising revenues.

Federal legislation now requires us to cease all analog transmissions by February 17, 2009. Approximately 12% of television households, in markets where we own and operate television stations, receive our television station signal exclusively by over-the-air transmission. In addition, millions of additional households who subscribe to cable or satellite TV systems also have additional televisions which receive over-the-air transmissions. Households without satellite TV systems or cable service are substantially greater viewers of local stations, such as ours, than satellite TV systems or cable households. The federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters. The subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of, or choose to take advantage of the subsidy. As a result, the transition to digital may cause some households to lose service and induce others to subscribe to satellite or cable service, potentially reducing our viewership and advertising revenues.

Implementation of digital television improves the technical quality of over-the-air broadcast television. However, conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and that of the broadcast industry in general, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently provide services to under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

In 2003, the FCC voted to revise and in most cases liberalize substantially several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the FCC for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. In June 2006, the FCC adopted a further rule-making proceeding to reexamine the ownership rules in light of the court decision. In December 2007, the FCC brought this proceeding to a close by making only moderate changes to the newspaper-broadcast cross-ownership rule and leaving the other rules unchanged. In 2004, Congress by statute fixed the limit on nationwide ownership of television broadcast stations at 39% of all U.S. households and the FCC has conformed its rules to that statute.

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

Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or both of the stations in Austin and Providence for which we currently provide programming, sales and other related services under local marketing agreements and for which we have purchase option agreements to purchase these stations. Should we be unable to do so, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of the current further rule-making. We had net revenues of $18.6 million, or 5%, of our total net revenues, attributable to local marketing agreements for the year ended December 31, 2007.

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

If the United States becomes engaged in new, large scale foreign hostilities or if there is a terrorist attack against the U.S., we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and increased costs of providing news coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our expenses would increase as a result. Consequently, any related future loss of revenue and increased expenses could negatively affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Providence under an operating lease that expires on December 31, 2009.

Each of our stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Tower and transmitter sites are located in areas that provide optimal coverage to each of our markets. We own substantially all of the offices and studios where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the station properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites.

Item 3.	Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Vaughan Media subsequently exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division. We believe these claims are without merit and are vigorously defending the action.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed on the New York Stock Exchange under the symbol “TVL”. There is no established trading market for our class B common stock or our class C common stock. The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the New York Stock Exchange:

	High	Low

2006
1st Quarter	$11.49	$8.80
2nd Quarter	9.39	7.40
3rd Quarter	7.94	6.12
4th Quarter	10.14	7.35

2007
1st Quarter	$15.95	$9.97
2nd Quarter	20.24	14.76
3rd Quarter	19.80	9.66
4th Quarter	15.00	9.57

We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends. We do not anticipate paying dividends in the foreseeable future.

As of December 31, 2007, there were approximately 26 stockholders of record of our class A common stock, 20 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

The common stock of our wholly-owned subsidiary, LIN Television Corporation, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Issuer purchases of equity securities

On August 17, 2005, our board of directors approved the repurchase by us of up to $200 million of our class A common stock (the “Program”). Share repurchases under the Program may be made from time-to-time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time and has no specific termination date. During the quarter ended December 31, 2007 no purchases of class A common stock were made under the Program.

Equity compensation plans

The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Phantom Stock Plan, 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2007:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under the
	exercise of	exercise price of	stock-based
	outstanding options	outstanding options	compensation
Plan category	warrants and rights(1)	warrants and rights(2)	plans(3)

Stock-based compensation plans approved by security holders	4,098,380	$10.20	2,175,268
Stock-based compensation plans not approved by security holders	—	—	—

(1)	Includes 31,561 phantom stock units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of our class A common stock, or both.

(2)	The 31,561 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 1,685,075 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,470,687 shares available for future issuance under the 1998 Stock Option Plan, which we do not intend to re-grant and consider unavailable for future grant, and 490,193 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards” that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Comparative stock performance graph

The following graph compares the cumulative total return performance of our class A common stock for five years ending December 31, 2007 versus the performance of a) the NYSE Composite Index and b) a peer index consisting of the following broadcast television companies: ACME Communications, Inc., Granite Broadcasting Corporation, Gray Communications Systems, Inc., Hearst Argyle Television, Inc. Sinclair Broadcasting Group, Inc. and Young Broadcasting Inc. (the “Television Index”). The graph assumes the investment of $100 in our class A common stock and in each of the indices on May 2, 2002. The performance shown is not necessarily indicative of future performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
LIN TV Corp. (TVL)	$117.32	$86.82	$50.64	$45.23	$55.32
NYSE Composite Index	105.11	117.89	126.08	148.85	158.37
Television Index	99.29	77.82	55.46	57.72	47.45

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2007. The selected financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto. The historical results presented are not necessarily indicative of future results. All financial information shown reflect the operations of our Puerto Rico operations and Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007, and the assets and liabilities of our Puerto Rico operations are shown as discontinued effective December 31, 2006.

The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:	(in thousands)

Net revenues	$395,910	$420,468	$315,446	$311,219	$290,298
Operating costs and expenses:
Direct operating	116,611	115,398	91,371	86,126	107,781
Selling, general and administrative	114,741	118,951	87,230	78,102	52,975
Amortization of program rights	24,646	24,890	24,643	21,938	19,433
Corporate	21,706	31,589	20,495	18,026	16,216
Depreciation	30,847	32,433	28,410	27,522	27,900
Amortization of intangible assets	2,049	4,737	1,941	1,015	1,221
Impairment of goodwill and intangible assets	—	318,071	33,421	—	51,665
Restructuring (benefit) charge	(74)	4,746	—	—	—
(Gain) loss from asset sales	(24,973)	5,452	345	1,523	1,448

Operating income (loss)	110,357	(235,799)	27,590	76,967	11,659
Other (income) expense:
Interest expense, net	64,249	70,479	47,044	45,758	57,094
Share of income in equity investments	(2,091)	(3,708)	(2,543)	(7,428)	(478)
Loss (gain) on derivative instruments	223	(1,185)	(4,691)	(15,227)	(2,620)
Loss on early extinguishment of debt	855	—	14,395	4,447	53,621
Other, net	366	(637)	(343)	(12)	(430)

Total other expense, net	63,602	64,949	53,862	27,538	107,187

Income (loss) from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	46,755	(300,748)	(26,272)	49,429	(95,528)
Provision for (benefit from) income taxes	18,212	(72,393)	6,258	(33,774)	3,738

Income (loss) from continuing operations before cumulative effect of change in accounting principle	28,543	(228,355)	(32,530)	83,203	(99,266)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,973	(6,145)	6,389	7,829	8,664
Gain (loss) from sale of discontinued operations, net of tax	22,166	—	—	(1,284)	212
Cumulative effect of change in accounting principle, net of tax	—	—	—	3,290	—

Net income (loss)	$53,682	$(234,500)	$(26,141)	$93,038	$(90,390)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.57	$(4.65)	$(0.64)	$1.65	$(1.99)
Income (loss) from discontinued operations, net of tax	0.06	(0.13)	0.13	0.16	0.18
Gain (loss) from sale of discontinued operations, net of tax	0.44	—	—	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.07	—

Net income (loss)	$1.07	$(4.78)	$(0.51)	$1.85	$(1.81)

Weighted – average number of common shares outstanding used in calculating basic income (loss) per common share	50,468	49,012	50,765	50,309	49,993

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.56	$(4.65)	$(0.64)	$1.53	$(1.99)
Income (loss) from discontinued operations, net of tax	0.05	(0.13)	0.13	0.15	0.18
Gain (loss) from sale of discontinued operations, net of tax	0.40	—	—	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.06	—

Net (loss) income	$1.01	$(4.78)	$(0.51)	$1.72	$(1.81)

Weighted – average number of common shares outstanding used in calculating diluted income (loss) per common share	55,370	49,012	50,765	54,056	49,993

Consolidated Balance Sheet Data: (at period end)
Cash and cash equivalents	$40,031	$6,085	$11,135	$14,797	$9,475
Intangible assets, net	1,556,708	1,574,125	1,931,981	1,649,240	1,673,430
Total assets	1,981,968	2,125,846	2,406,633	2,058,424	2,115,910
Total debt	832,776	946,798	981,714	632,841	700,367
Total stockholders’ equity	656,098	588,721	828,872	855,963	762,134

Cash Flow Data: (net cash provided by (used in))
Operating activities	$42,716	$79,597	$39,235	$87,792	$52,538
Investing activities	103,047	(24,995)	(358,860)	(7,562)	9,749
Financing activities	(118,061)	(53,408)	315,963	(74,908)	(196,672)

Other Data:
Distributions from equity investments	$3,113	$4,890	$4,953	$7,948	$7,540
Program payments	27,604	(25,784)	(24,397)	(20,975)	(17,388)
Stock-based compensation	5,859	8,942	3,738	419	147

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued as of September 30, 2007.

Executive Summary

We own and operate and/or program 29 television stations in 17 mid-sized markets. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a much lesser extent, from digital revenues, network compensation, barter and other revenues.

We recorded net income of $53.7 million for the year ended December 31, 2007, compared to net losses of $234.5 million and $26.1 million for the years ended December 31, 2006 and 2005, respectively. The following are some of our operating highlights for 2007 compared to 2006:

•	Our gross local advertising revenues increased by 5% in 2007 primarily due to the 2006 acquisition plus the impact of higher market revenues in our markets and increased market revenue share for our stations. Local advertising revenues represented 64%, 56% and 60% of total advertising revenues for the years 2007, 2006 and 2005, respectively.

•	Our gross national advertising revenues decreased by 1% for 2007 primarily due to national market revenue decline in our markets driven in large part by reduced automotive advertiser spending. National advertising revenues represented 34%, 32% and 39% of total advertising revenues for the years 2007, 2006 and 2005, respectively.

•	Our gross political advertising revenues were $6.1 million for 2007 compared to $58.1 million in 2006 and $4.8 million in 2005. Political elections generally occur in even years resulting in significant changes in political advertising revenues between odd years (2005 and 2007) and even years (2006). Political advertising revenues represented 2%, 12% and 1% of total advertising revenues for the years 2007, 2006 and 2005, respectively.

•	Our digital revenues, which include revenues generated by our retransmission consent fees and Internet websites, increased 108% to $14.9 million in 2007, compared to $7.2 million in 2006 and $4.3 million in 2005. Our television stations currently operate 28 websites that cumulatively achieve over 47.8 million unique visitors and 427.1 million page views per month.

We sold certain assets in 2007 that did not meet our long-term strategic goals to expand and grow our business. In addition, the sale of these non-strategic assets helped us improve our balance sheet and leverage profile. We repaid $120.1 million of our credit facility during 2007. Our total debt outstanding at December 31, 2007 was $832.8 million. Our cash and cash equivalent balances at December 31, 2007 was $40.0 million. The following are the assets that we sold in 2007:

•	We completed the sale of our 700MHz licenses to Aloha Partners, L.P. for $32.5 million in the fourth quarter of 2007. The licenses were purchased for $6.3 million at two FCC auctions in 2002 and 2003. The fourth quarter 2007 sale resulted in a gain of $25.8 million.

•	We completed the sale of our 33% interest in the WAND(TV) Partnership in the fourth quarter of 2007 for an aggregate sale price of $6.8 million, which resulted in a gain of $0.7 million.

•	We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a gain of $22.7 million in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of the Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.

•	Our Company has owned preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. since 1999, and in accordance with the requirements of FIN 46R, we have consolidated the financial results of Banks Broadcasting since the second quarter of 2004. Banks Broadcasting sold the assets of KSCW-TV in Wichita, Kansas on July 19, 2007 for $6.8 million and recognized a loss of $0.5 million, sold certain of its 700 MHz spectrum licenses for $3.1 million, and expects to complete the sale of its remaining 700 MHz spectrum licenses and remaining station, KNIN-TV in Boise, Idaho by the second quarter 2008. We anticipate receiving approximately $8.0 million in distribution proceeds upon the wind-down of Banks Broadcasting’s operations.

During 2007, 2006 and 2005, we also acquired the following businesses and assets:

Transaction Price
Date of transaction	Station or Business Acquired	(in millions)

2/22/2007	KASA-TV(1)	$ 55.0 million
7/7/2006	WBPG-TV(2)	3.0 million
11/30/2005	Emmis Stations	257.2 million
KRQE-TV
WALA-TV
WLUK-TV
WTHI-TV
3/31/2005	Viacom Stations	$ 85.0 million
WNDY-TV
WWHO-TV

(1)	On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast license, of KASA-TV. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. As required under FIN 46R, we consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006.

(2)	As part of the November 30, 2005 Emmis transaction, we began providing programming, sales and other related services under a local marketing agreement to WBPG-TV, the CW affiliate serving Mobile/Pensacola and we secured a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval. On July 7, 2006, we exercised this purchase option.

In the first quarter of 2007 we completed the acquisition of KASA-TV, the FOX affiliate in Albuquerque from Raycom Media for approximately $55.0 million in cash in the first quarter of 2007. We previously operated the station pursuant to a local marketing agreement effective September 15, 2006. The acquisition added a television duopoly in the 45th largest television market, where we also own KRQE-TV, the local CBS affiliate which produces 25 hours of local news each week, including the market’s #1 late news broadcast. The geographic market spans some 180,000 square miles and is one of the three largest in the country.

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

Valuation of long-lived assets and intangible assets

Approximately $1.6 billion, or 78%, of our total assets as of December 31, 2007 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS 142, we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the trading price of our Class A common stock and the departure of our former Chief Executive Officer, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the fair value was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and the operating profit margins ranged from 25.6% to 52.9%. There were no events during 2007 to warrant the performance of an interim impairment test of our unamortized intangible assets.

As required by SFAS 142, we have performed our annual test for impairment of broadcast licenses and goodwill as of December 31, 2007, 2006 and 2005. As a result of these annual tests no impairment was recorded as of December 31, 2007 and 2006 and an impairment of $33.4 million was recorded for the year ended December 31, 2005. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of broadcast licenses on the following basic assumptions for the years ended December 31:

	2007	2006

Market revenue growth	1.0% to 2.7%	1.7% to 4.7%
Operating profit margins	8.5% to 40.9%	8.5 to 40.8%
Discount rate	8.0%	8.0%
Tax rate	35.3% to 40.3%	34.0% to 39.9%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2007 carrying values of our broadcast licenses, if we were to decrease the market revenue growth by 1% and by 2%, we would incur an impairment of our broadcast licenses of $0.0 million and $5.7 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, we would incur an impairment of our broadcast licenses of $7.5 million and $92.0 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, we would incur an impairment of our broadcast licenses of $7.2 million and $62.6 million, respectively.

We based the valuation of goodwill on the following basic assumptions for the years ended December 31:

	2007	2006

Market revenue growth	1.0% to 2.7%	1.7% to 4.7%
Operating profit margins	29.2% to 57.6%	10.5% to 53.1%
Discount rate	10.0%	10.0%
Tax rate	35.3% to 40.3%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2007 carrying value of our goodwill, if we were to decrease the market revenue growth by 1% and by 2%, the fair value of our reporting units would decrease by $6.2 million and $25.5 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the fair value of our reporting units would decrease by $27.7 million and $83.5 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the fair value of our reporting units would decrease by $22.1 million and $53.9 million, respectively.

In addition, we would then be required to take these fair values to the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($535.4 million at December 31, 2007). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.

Network affiliations

Other broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of valuation methods that can result in significant variances in the amount of purchase price allocated to these assets by these broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	the scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market;

•	the length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations;

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations;

•	the quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city;)

•	the audience acceptance of the local news programming and community involvement of the local television station. The local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming; and

•	the quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the top-rated station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, CBS, FOX and NBC, each have affiliations with local television stations that have the largest primetime audience in the local market in which the station operates regardless of the network’s primetime rating.

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

If we were to assign higher values to our acquired network affiliation agreements and, therefore, less value to our broadcast licenses, it would have a significant impact on our operating results. The following chart reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2007 (in thousands, except per share data):

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements
	As Reported	50%	25%

Balance Sheet (As of December 31, 2007):
Broadcast licenses	$1,019,908	$509,954	$764,931
Other intangible assets, net (including network affiliation agreements)	536,800	842,772	689,786
Statement of Operations (For the year ended December 31, 2007):
Amortization of intangible assets	2,049	36,046	19,047
Operating income	110,357	76,360	93,359
Income (loss) from continuing operations	28,543	(5,454)	11,545
Net income	53,682	31,584	42,633
Net income per diluted share	$1.01	$0.61	$0.81

We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses and the characteristics of the markets in which they operated. We believed that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets in which we operate beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different facts and circumstances for each station and market being evaluated.

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

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees in the period in which these services are performed.

Stock-based compensation

On October 1, 2005, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based employee compensation arrangements. This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

We estimate the fair value of stock-based awards using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R. The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical trends for our Class A common stock and the common stock of peer group companies engaged in the broadcasting business. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the years ended December 31, 2007 and 2006, and the three-month period ended December 31, 2005. The table also presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principles Board Opinion 25 (“APB 25”) for the nine-month period ended September 30, 2005 (in thousands):

	Based on the Accounting Rules Under
	SFAS 123R			APB 25
			Three Months Ended	Nine Months
	Year Ended December 31,		December 31,	Ended September 30,
	2007	2006	2005	2005

Direct operating	$653	$1,053	$201	$—
Selling, general and administrative	1,348	1,793	421	325
Corporate	3,858	6,096	1,244	1,547

Share-based compensation expense before tax	5,859	8,942	1,866	1,872

Income tax benefit	(2,051)	(3,130)	(653)	(655)

Net stock-based compensation expense	$3,808	$5,812	$1,213	$1,217

We expect stock-based compensation expense to increase over the next two years due to continued vesting of existing option and stock awards. We have not yet recognized compensation expense relating to these unvested employee stock options and stock awards of $8.1 million in the aggregate, which will be recognized over a weighted-average future period of approximately 2.1 to 2.3 years.

Prior to October 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by APB 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant in these periods. We adopted the provisions of SFAS 123 through financial footnote disclosure only.

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in this period (in thousands, except per share data):

Nine Months
Ended
September 30,
2005

Net income, as reported	$(26,141)
Add: Stock-based employee compensation expense, included in reported net income, net of tax effect	1,106
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)

Net income, pro forma	$(26,322)

Basic and diluted net income per common share, as reported	$(0.51)
Basic and diluted net income per common share, pro forma	$(0.52)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2005:

Nine Months
Ended
September 30,
2005

Volatility	24%
Risk-free interest rates	3.7 - 3.8%
Weighted-average expected life	3-6 years
Dividend yields	0%

Retirement plan

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS 87 “Employer’s Accounting for Pensions” (“SFAS 87”). We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132R” (“SFAS 158”) and recorded the unfunded status of our plan as of December 31, 2006. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2007.

We provide a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we make contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We contributed $3.0 million, $1.6 million and $0.9 million to our pension plan for years ended December 31, 2007, 2006 and 2005, respectively. We anticipate contributing approximately $3.1 million to our pension plan in 2008 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

Pension plan assumptions:

Weighted-average assumptions used to estimate our pension benefit obligation and to determine our net periodic pension benefit cost, and the actual long-term rate of return on plan assets:

	Year Ended December 31,
	2007	2006	2005

Discount rate used to estimate our pension benefit obligation	6.25%	5.75%	5.50%
Discount rate used to determine net periodic pension benefit	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long term rate-of-return plan assets	8.25%	8.25%	8.25%

Actual long-term rate-of-return on plan assets	9.9%	11.5%	7.20%

We used the Citigroup Pension Discount Curve as our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.

Our pension expense is expected to be approximately $2.0 million for 2008. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2008 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2008, our 2008 pension expense will change by approximately $0.4 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category	2007	2007	2006

Equity securities	60 - 70%	70%	68%
Debt securities	30 - 40%	30%	32%

	100%	100%	100%

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141R “Business Combinations,” (“SFAS 141R”) which is effective for the first fiscal year that begins after December 15, 2008. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), however it retains the fundamental principles under SFAS 141. The changes under SFAS 141R include: a) the change in the accounting approach for business combinations from “purchase accounting” to “acquisition accounting”; b) includes all transactions and events in which one entity obtains control over one or more other businesses; c) requires that acquired assets and liabilities be measured individually at fair value at the acquisition date; and d) expands financial statement disclosures. SFAS 141R is effective prospectively for all business combinations or other defined transactions occurring on or after January 1, 2009 and early adoption is prohibited. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or (loss) of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115” (“SFAS 159”), which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are not adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 in the first quarter of 2008 will have a material impact on our financial statements.

Results of Operations

Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2007, 2006 and 2005. Our results of operations from year-to-year were significantly affected by the impact of consolidating KASA-TV, effective July 26, 2006 and our acquisition of television stations from Viacom and Emmis in 2005 (“the 2005 and 2006 acquisitions”). As a result, reported financial results may not be comparable to certain historical financial information and prior years performance may not be indicative of future financial performance.

Our consolidated financial statements also reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under the provisions of SFAS 144 for all periods presented.

Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005

Local advertising revenues	$270,926	5%	$257,332	26%	$203,821
National advertising revenues	144,980	(1)%	146,343	13%	129,048
Political advertising revenues	6,119	(89)%	58,118	1110%	4,804
Digital revenues	14,900	108%	7,166	68%	4,261
Network compensation	4,252	46%	2,907	(72)%	10,454
Barter revenues	8,047	(13)%	9,289	26%	7,365
Other revenues	4,235	29%	3,282	26%	2,600
Agency commissions	(57,549)	(10)%	(63,969)	36%	(46,907)

Net revenues	395,910	(6)%	420,468	33%	315,446

Operating costs and expenses:
Direct operating	116,611	1%	115,398	26%	91,371
Selling, general and administrative	114,741	(4)%	118,951	36%	87,230
Amortization of program rights	24,646	(1)%	24,890	1%	24,643
Corporate	21,706	(31)%	31,589	54%	20,495
Depreciation	30,847	(5)%	32,433	14%	28,410
Amortization of intangible assets	2,049	(57)%	4,737	144%	1,941
Impairment of broadcast licenses and goodwill, respectively	—	—	318,071	852%	33,421
Restructuring (benefit) charge	(74)	(102)%	4,746	—	—
(Gain) loss from asset sales	(24,973)	(558)%	5,452	1480%	345

Operating income	$110,357	(147)%	$(235,799)	(955)%	$27,590

Three-Year Comparison

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues decreased 6% or $24.6 million for the year ended December 31, 2007, compared with the prior year. This decrease was primarily due to: a) decrease in political advertising revenues of $52.1 million; b) decrease in national advertising revenues of $5.6 million, which excludes the impact of the KASA-TV Acquisition; and c) decrease in barter revenues of $1.8 million, which excludes the impact of the KASA-TV Acquisition. These decreases were partially offset by: a) increase of $9.8 million related to the KASA-TV Acquisition; b) increase in digital revenues of $7.7 million, which excludes the impact of the KASA-TV Acquisition; c) decrease in sales-related agency commissions of $7.9 million, which excludes the impact of the KASA-TV Acquisition; d) increase in local advertising revenues of $7.4 million, which excludes the impact of the KASA-TV Acquisition; and e) increase in network compensation and other revenues of $2.3 million, which excludes the impact of the KASA-TV Acquisition.

The decrease in political advertising revenues during the year ended December 31, 2007, compared to the prior year, was the expected result of having significantly fewer Congressional, state and local elections in odd-numbered years. We expect political advertising revenues to increase significantly in 2008 due to the Presidential, Congressional, state and local elections.

The decrease in national advertising revenues, which excludes the impact of the KASA-TV Acquisition, during the year ended December 31, 2007, compared to the prior year, was primarily the result of national market revenue decline in our markets driven in large part by reduced automotive advertising spending.

Net revenues increased 33% or $105.0 million for the year ended December 31, 2006, compared with the prior year. The increase was due primarily to: a) increase of $57.5 million related to the stations acquired in 2005 and 2006 from Emmis and Viacom, and the KASA-TV Acquisition; b) increase in political advertising revenues of $40.1 million; c) increase in local advertising revenues of $19.7 million and d) increase of $4.0 million in national advertising and digital revenues. These increases were partially offset by: a) decrease in network compensation of $7.5 million; and b) increase in sales-related agency commissions of $8.8 million.

The increase in political advertising revenues in 2006 was a result of the expected increase in Congressional, state and local elections in even-numbered years and the related advertising by politicians and political parties in the local markets in which our stations operate. The decrease in network compensation is a result of our renewed network affiliation agreements and the reduction or elimination of compensation in these agreements.

Local advertising revenues for the year ended December 31, 2007 increased 5% to $270.9 million and for the year ended December 31, 2006 increased 26% to $257.3 million. Most of these increases related to the 2005 and 2006 acquisitions. We currently operate the #1 or #2 ranked local news stations in 76% of our markets based on the November 2007 Nielsen late news ratings, and we generated 34% of our advertising revenues from local newscasts in 2007, 2006 and 2005. Local advertising revenues have become increasingly important to our industry and in recent years a more stable source of revenue than national advertising revenues.

Direct operating expenses (excluding depreciation and amortization of intangible assets) consist primarily of news, engineering and programming and these costs increased $1.2 million, or 1%, for the year ended December 31, 2007, compared to the prior year. The increase was primarily due to additional operating expenses from the KASA-TV Acquisition of $1.8 million, offset by $0.6 million in other cost savings that primarily reflects the results of our restructuring and cost reduction plan implemented in 2006.

Direct operating expenses increased $24.0 million or 26% for the year ended December 31, 2006, compared to the prior year. This increase was primarily due to additional operating expenses from the 2005 and 2006 acquisitions of $20.0 million and $4.0 million of other cost increases including higher employee compensation costs due to annual salary increases, higher contractual costs and stock based compensation from the expensing of stock options under SFAS 123R.

Selling, general and administrative expenses consists primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, and these costs decreased $4.2 million or 4% for the year ended December 31, 2007, compared to the prior year. The $4.2 million decrease was primarily due to reduced contractual and other costs of $2.2 million, lower employee compensation and benefit costs of $1.9 million and reduced national sales representative commissions of $1.9 million due to lower political advertising revenues. These decreases were partially offset by additional operating expenses from the KASA-TV Acquisition of $2.0 million.

Selling, general and administrative expenses increased $31.7 million or 36% for the year ended December 31, 2006, compared to the prior year. This increase was primarily due to $22.5 million of additional costs related to the 2005 and 2006 acquisitions, $3.7 million for network affiliation costs resulting from renewed affiliation contracts, $3.4 million for employee compensation and benefits costs due to annual salary increases, $1.1 million of higher contractual and other costs and $1.0 million for stock-based compensation from the expensing of stock options under SFAS 123R.

Selling expenses as a percentage of net revenues were 6.7%, 7.8% and 7.6% for the years ended December 31, 2007, 2006 and 2005, respectively.

Amortization of program rights represent costs associated with the amortization of syndicated programming, features and specials, and these costs decreased $0.2 million or 1% for the year ended December 31, 2007 and increased $0.2 million or 1% for the year ended December 31, 2006, compared to their respective prior years.

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs decreased $9.9 million, or 31%, for the year ended December 31, 2007, compared to the prior year. This decrease was primarily due to severance costs of $7.1 million related to the July 2006 retirement of our former Chief Executive Officer and to lower recruiting, legal and other costs of $2.8 million.

Corporate expenses increased $11.1 million or 54% for the year ended December 31, 2006, compared to the prior year. This increase was primarily due to severance costs of $7.1 million related to the July 2006 retirement of our former Chief Executive Officer, higher stock-based compensation costs of $1.6 million and higher professional, contractual and other costs of $2.4 million.

Depreciation expense decreased $1.6 million or 5% for the year ended December 31, 2007 and increased $4.0 million or 14% for the year ended December 31, 2006, compared to their respective prior years. The 2006 increase was primarily due to the 2005 and 2006 acquisitions.

Amortization of intangible assets decreased $2.7 million or 57% for the year ended December 31, 2007 and increased $2.8 million or 144% for the year ended December 31, 2006, compared to their respective prior years. The 2007 decrease was due to lower amortization expense related to short-lived intangible assets that became fully amortized in 2006. The 2006 increase was primarily due to the 2005 and 2006 acquisitions.

Impairment of intangible assets and goodwill reflects non-cash impairment charges recorded during the years ended December 31, 2006 and 2005 of $318.1 million and $33.4 million, respectively. No impairments were required for the year ended December 31, 2007. (For further information regarding these charges, see Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements; Valuation of long-lived assets and intangible assets.)

Restructuring benefit (charge) is related to the restructuring charge of $4.7 million we recorded for the year ended December 31, 2006. During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge.

(Gain) loss from asset sales for the year ended December 31, 2007 included: a) $25.8 million gain from the sale of our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash; b) gain of $0.7 million from the sale of our 33.33% equity interest in the WAND(TV) Partnership for $6.8 million in cash; partially offset by c) by a $1.5 million loss on the disposal of fixed assets. (Gain) loss from asset sales for the year ended December 31, 2006 included a $5.0 million charge related to the impairment of our investment in U.S. Digital Television LLC (“USDTV”), which filed for bankruptcy protection on July 11, 2006.

Other Expense (Income)

Interest expense, net decreased $6.2 million or 9% for year ended December 31, 2007, compared to the prior year due to a reduction in average borrowings outstanding under our credit facility resulting from our use of proceeds from the sale of our Puerto Rico operations and our use of operating cash to pay-down the term loans under the credit facility.

Net interest expense increased $23.4 million or 50% for year ended December 31, 2006, compared to the prior year due to increased borrowings in late 2005 to fund the 2005 and 2006 acquisitions.

The following table summarizes our total net interest expense:

	Year Ended December 31,
	2007	2006	2005

Components of interest expense
Credit facility	$17,079	$22,350	$10,169
$375,000, 6 1/2% Senior Subordinated Notes	25,356	25,347	24,408
$190,000, 6 1/2% Senior Subordinated Notes — Class B	14,743	14,721	3,709
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	7,527	7,518	7,533
$166,440, 8% Senior Notes	—	—	1,501
Interest income and other interest costs	(456)	543	(276)

Total interest expense, net	$64,249	$70,479	$47,044

Share of income in equity investments decreased $1.6 million for the year ended December 31, 2007 and increased $1.2 million for the year ended December 31, 2006, compared to their respective prior year periods, due primarily to the fluctuations in the operating results for the joint venture with NBC Universal.

(Loss) gain on derivative instruments decreased $1.4 million for the year ended December 31, 2007 and decreased $3.5 million for the year ended December 31, 2006, compared to their respective prior year periods due to fluctuations in market interest rates. The gain we recorded for the year ended December 31, 2006 consisted of a gain on the settlement of an interest rate swap agreement of $2.8 million and a loss of $1.6 million on the fair valuation of our derivative instruments.

During 2007, our derivative instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. During 2006 and 2005, our derivative instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006.

We entered into a new interest rate swap agreement during the second quarter of 2006 to hedge the variability in cash flow associated with $100 million of our credit facility, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments. We designated this interest rate swap agreement as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). Accordingly, changes in value of this agreement are recorded in other comprehensive income and released into earnings over the life of the agreement through periodic interest payments.

Loss on extinguishment of debt increased $0.9 million for the year ended December 31, 2007 and decreased $14.4 million for the year ended December 31, 2006, compared to their respective prior year periods. The 2007 increase was due to the repayment of $120.1 million of our term loans. The 2006 decrease was due to the early termination of our previous credit facilities and to the retirement of our 8% Senior Notes in connection with the financing of the 2005 and 2006 acquisitions.

Income taxes reflected a provision for income tax of $18.2 million and $6.3 million for the years ended in December 31, 2007 and 2005, respectively, and a benefit from income tax of $72.4 million for the year ended December 31, 2006. The increase in our provision for income taxes for the year ended December 31, 2007 and the increase in the benefit from income taxes for the year ended December 31, 2006, compared to their respective prior year periods was a result of the significant intangible asset impairment charges in 2006. In 2006 we recorded an impairment charge of $318.1 million related to our broadcast licenses and goodwill and in 2005 we recorded an intangible asset impairment charge of $33.4 million related to our goodwill. We recorded no intangible asset impairment charges in 2007.

Our recorded income tax provision of $18.2 million for the year ended December 31, 2007 represents an effective rate of 39.0% compared to the benefit from income tax of $72.4 million for the year ended December 31, 2006, which represents an effective income tax rate of 25.6%.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico stations and Banks Broadcasting as discontinued for all periods presented. As a result, income (loss) from discontinued operations was $3.0 million, $(6.1) million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gain from the sale of discontinued operations was $22.2 million for the year ended December 31, 2007.

We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a related gain of $22.7 million after benefit of income taxes in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of the Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.

Our Company has owned preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. since 1999, and in accordance with the requirements of FIN 46R, we have consolidated the financial results of Banks Broadcasting since the second quarter of 2004. Banks Broadcasting sold the assets of KSCW-TV in Wichita, Kansas on July 19, 2007 for $6.8 million and recognized a loss of $0.5 million after the benefit of income taxes, and expects to complete the sale of its 700 MHz spectrum and remaining station, KNIN-TV in Boise, Idaho in the second quarter 2008. We anticipate receiving approximately $8.0 million in distribution proceeds upon the wind-down of Banks Broadcasting’s operations.

The following table presents summarized information for the Puerto Rico operations and Banks Broadcasting that were previously included in historical operating results (in thousands):

	Year Ended December 31,
	2007			2006			2005
	Puerto	Banks		Puerto	Banks		Puerto	Banks
	Rico	Broadcasting	Total	Rico	Broadcasting	Total	Rico	Broadcasting	Total

Net revenues	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152	$59,235	$5,701	$64,936
Operating income (loss)	(1,094)	1,702	608	5,090	(17,025)	(11,935)	15,544	(1,119)	14,425
Net (loss) income	(368)	3,341	2,973	3,839	(9,984)	(6,145)	7,648	(1,259)	6,389

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. Our operational cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating and investing needs. During 2007, we believe our financial strength has been especially evident in the face of the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity. At December 31, 2007, we had cash of $40.0 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of December 31, 2007, subject to certain covenant restrictions.

We believe that our cash flows from our current operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months and for the foreseeable future. These cash requirements include working capital, capital expenditures, interest payments, scheduled principal payments and, potentially, to repurchase all or a portion of the 2.50% Exchangeable Senior Subordinated Debentures should the holders of the debentures require us to repurchase them on May 15, 2008.

Contractual Obligations

The following table summarizes our estimated future contractual cash obligations at December 31, 2007 (in thousands):

				2013 and
	2008	2009-2010	2011-2012	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$24,300	$48,600	$81,975	$690,000	$844,875
Cash interest on debt(2)	48,248	88,166	81,786	77,428	295,628
Program payments(3)	29,725	42,272	21,054	1,638	94,689
Operating leases(4)	4,209	1,071	323	508	6,111
Operating agreements(5)	9,768	7,226	—	—	16,994
Contractual costs from restructuring(6)	57	—	—	—	57

Total	$116,307	$187,335	$185,138	$769,574	$1,258,354

(1)	Effective as of December 31, 2007, we are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loan under our credit facility. We are also obligated to repay in full our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes – Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures on May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2% Senior Subordinated Notes – Class B and our 2.50% Exchangeable Senior Subordinated Debentures. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $23.5 million of program obligations as of December 31, 2007 and have unrecorded commitments of $71.2 million for programming that is not available to air as of December 31, 2007.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	As a result of our 2006 restructuring charge we are committed to make payments for other contractual costs of approximately $57,000 as of December 31, 2007.

The above table excludes any pay-down of our term loans with proceeds from previous asset sales and any “put” or early repurchase of our 2.5% Exchangeable Senior Subordinated Debentures as well as future payments for our defined benefit retirement plans, deferred taxes and executive compensation because their future cash outflows are uncertain. Additional information regarding our financial commitments at December 31, 2007 is provided in the notes to our consolidated financial statements. See Note 7 “Debt”, Note 11 “Retirement Plans” and Note 14 “Commitments and Contingencies” of our consolidated financial statements.

Summary of Cash Flows

The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(in thousands)

Cash provided by operating activities	$42,716	$79,597	$39,235	$(36,881)	$40,362
Cash provided by (used in) investing activities	103,047	(24,995)	(358,860)	128,042	333,865
Cash (used in) provided by financing activities	(118,061)	(53,408)	315,963	(64,653)	(369,371)

Net increase (decrease) in cash and cash equivalents	$27,702	$1,194	$(3,662)	$26,508	$4,856

Net cash provided by operating activities decreased $36.9 million. This decrease was due to: a) lower net revenues of $24.6 million primarily related to the expected reduction in net political advertising revenues in the off-election year; b) discontinued operations of $17.9 million; c) pension obligations of $12.8 million; d) severance payment to our former Chief Executive Officer of $5.6 million; and e) other cost reductions of $6.4 million. These decreases were partially offset by an increase in gain from asset sales of $30.4 million.

Net cash provided by operating activities increased $40.4 million to $79.6 million for the year ended December 31, 2006, compared to $39.2 million for the prior year. This increase was primarily from cash generated from the 2005 and 2006 acquisitions of $19.0 million and to a one-time-payment for program buyouts of $21.4 million paid in 2005.

Net cash provided by investing activities increased $128.0 million to $103.0 million for year ended December 31, 2007, compared to cash used of $25.0 million for the prior year. This increase was primarily due to the sale of the following assets: a) the Puerto Rico operations for $131.9 million, net of transactional costs; b) the 700 Mhz licenses for $32.5 million, net of transactional costs; c) certain of the Banks Broadcasting assets, including KSCW-TV and its 700 Mhz licenses, for $9.5 million, net of transactional costs; and d) the WAND(TV) Partnership interest for $6.8 million. These sales proceeds were partially offset by the following acquisitions and investments: a) the KASA-TV acquisition for $52.2 million; and b) other investments of $0.5 million.

Net cash used in investing activities decreased $333.9 million to $25.0 million for the year ended December 31, 2006, compared to $358.9 million. This decrease was primarily due to the effect of the Emmis and Viacom acquisitions that occurred in 2005.

Net cash used in financing activities increased $64.7 million to $118.0 million for the year ended December 31, 2007, compared to cash used in financing activities of $53.4 million for the prior year. This decrease was primarily due to the pay-down of our term loans by $120.1 million in 2007 compared to the pay-down of our revolving facility of $41.0 million and the repurchase of our class A common stock of $13.0 million in 2006. The pay-down of our credit facility in 2007 and 2006 was driven by operating cash flow and by the sale of certain non-strategic assets.

Net cash used in financing activities increased $369.4 million to $53.4 million for the year ended December 31, 2006, compared to the cash provided by financing activities of $316.0 million for the prior year. This decrease was primarily due to the refinancing of our debt in 2005 that occurred in connection with the 2005 and 2006 acquisitions.

Description of Indebtedness

The following is a summary of our outstanding indebtedness as of December 31 (in thousands):

	December 31,	December 31,
	2007	2006

Credit facility	$154,875	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 – Class B (net of discount of $10,519 and $12,411 at December 31, 2007 and December 31, 2006, respectively)	179,481	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 and $5,791 at December 31, 2007 and December 31, 2006, respectively)	123,420	119,209

Total debt	832,776	946,798
Less current portion	24,300	10,313

Total long-term debt	$808,476	$936,485

Credit Facility

Our credit facility includes a $275 million term loan and a $275 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.250% to 0.500% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. Effective as of December 31, 2007, we are required to make mandatory quarterly payments on the term loans. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $120.1 million of the term loans during 2007, including $7.1 million related to mandatory quarterly payments and $113.0 million related to cash proceeds of certain asset sales. If we do not reinvest the remaining proceeds from 2007 asset sales, we will be required to make additional payments of approximately $16.0 million and $41.0 million in the first quarter and fourth quarter of 2008, respectively.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain operating assets and investments, including share and debt repurchases. For example, we are permitted to repurchase all or a portion of the 2.50% Exchangeable Senior Subordinated Debentures should the holders of those debentures require us to repurchase them on May 15, 2008.

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
	(dollars in thousands)

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2007	$—	$154,875
Unused balance at December 31, 2007	275,000	—

Average rates for year ended December 31, 2007:
Adjusted LIBOR	5.32%	4.83% to 5.36%
Applicable margin	1.38%	1.25% to 1.40%

Interest rate	6.70%	6.21% to 6.75%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At December 31, 2007, we were in compliance with all of the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See table summarizing our total net interest paid for years ended December 31, 2007, 2006 and 2005 on page 47.)

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated Notes	Senior Subordinated
	Subordinated Notes	– Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all of our senior indebtedness, including indebtedness under our credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes – Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that will require us to pay contingent interest at the rate of 0.25% per annum commencing with the nine-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable nine-month period equals 120% or more of the principal amount of the debentures. The debentures also have certain exchange rights where the holder may exchange each debenture for shares of our Class A common stock based on certain conditions, which would be dilutive.

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

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements as of December 31, 2007 (in thousands):

						2.50%
						Exchangeable
	Credit Facility			6 1/2% Senior	6 1/2% Senior	Senior
	Revolving			Subordinated	Subordinated Notes	Subordinated
	Facility(1)	Term Loans		Notes	Class B	Debentures(1)	Total

Final maturity date	11/4/2011	11/4/2011		5/15/2013	5/15/2013	5/15/2033

2008	$—	$24,300	(2)	$—	$—	$—	$24,300
2009	—	24,300		—	—	—	24,300
2010	—	24,300		—	—	—	24,300
2011	—	81,975		—	—	—	81,975
2012	—	—		—		—	—
Thereafter	—	—		375,000	190,000	125,000	690,000

Total	$—	$154,875		$375,000	$190,000	$125,000	$844,875

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. Should we be required to repurchase these debentures, we would draw-down our available revolving credit facility to fund the repurchase.

(2)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

Off Balance Sheet Arrangements

GECC Note

We have guaranteed the GECC Note, which is a $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note was assumed by the NBC joint venture in 1998 and in the event of a default our guarantee would require us to pay any shortfall in proceeds should the assets of the joint venture be liquidated and not be sufficient to satisfy the GECC Note. The note is not our obligation nor the obligation of any of our subsidiaries and has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to our Company pursuant to a guarantee, which could trigger the change of control provisions under our existing indebtedness. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $19.2 million in cash distributions to the joint venture partners over the last three years. We believe the fair value of the underlying assets of the joint venture is substantially in excess of the principal amount of the GECC Note. (For more information about the GECC Note, see the description of the NBC Universal Joint Venture in Item 1. “Business — Development of our Business — Our Television Stations” and Item 1A. “Risk Factors — “The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable” on page 33, as well as the description of the GECC Note in Note 14 to our consolidated financial statements.)

Future Program Rights Agreements

We account for program rights and obligations in accordance with SFAS 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2007 of $71.2 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and we do not hold or enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt at December 31, 2007 was $832.8 million, of which, the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of .0625% to 1.500% depending on us achieving certain financial ratios. Our credit facility outstanding balance was $154.9 million at December 31, 2007.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of December 31, 2007 would result in an estimated $0.6 million increase in annualized interest expense assuming a constant balance outstanding of $155.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was $3.5 million at December 31, 2007. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value each period. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense from the date of issuance through May 15, 2008. The fair value of these derivative features was $0.4 million at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

See index on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure Controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. of this Form 10-K.

c) Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2008 Annual Meeting of the Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2008 Annual Meeting of the Stockholders under the caption “Executive Officers” and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2008 Annual Meeting of the Stockholders under the caption “Report of the Audit Committee of the Board of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “Director Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” which is incorporated by reference in this document.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item about our securities authorized for issuance under equity compensation plans as of December 31, 2007 is included in Part I, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K. All other information required by this item is contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, which is incorporated by reference in this document.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The response to this item is contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, which is incorporated by reference in this document.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters”, which is incorporated by reference in this document.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) See Index to Financial Statements on page F-1.

(b) Exhibits.

No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.2	Third Amended and Restated Bylaws of LIN TV Corp., filed as Exhibit 3.2 herein
3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures(filed as Exhibit 4.2 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2% Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.7	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.7 to our Form 10-K as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description

4.8		Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 (File No. 001-31311 and 000-25206) and incorporated by reference herein)
10.1		Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to our Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
10	.2*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10	.3*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10	.4*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)
10	.5*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein)
10	.6*	LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.7*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to our Registration Statement on Form S-1, as amended, (Registration No. 333-83068) and incorporated by reference herein)
10	.8*	LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.9*	Non-qualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gregory M. Schmidt (Filed as exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.10*	Summary of Executive Compensation Arrangements filed herein.
10	.11*	Summary of Director Compensation Policies filed herein.
10	.12*	Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.13*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10	.14*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)

No.		Description

10	.15*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.16*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Gregory M. Schmidt (Filed as exhibit 10.3 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.17*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.18*	Employment Agreement dated November 27, 2006, and made effective as of November 27, 2006, between LIN Television Corporation and Bart W. Catalane (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of November 27, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.19*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10.20		Credit Agreement dated as of November 4, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of November 4, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10.21		First Amendment to the Credit Agreement dated as of December 31, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (Filed as Exhibit 10.21 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10.22		Second Amendment to the Credit Agreement dated dated January 24, 2007 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (Filed as Exhibit 10.22 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)

No.		Description

10	.23*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.24*	Third Amended and Restated 2002 Non-Employee Director Stock Plan, effective December 1, 2006. (Filed on November 3, 2006 as Appendix A to our Schedule 14A (Proxy Statement) (File No. 001-31311) and incorporated by reference herein.)
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedule

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

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	President, Chief Executive Officer and Director	3/14/2008

/s/ BART W. CATALANE Bart W. Catalane	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	3/14/2008

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President, Controller (Principal Accounting Officer)	3/14/2008

/s/ WILLIAM S. BANOWSKY William S. Banowsky	Director	3/14/2008

/s/ PETER S. BRODSKY Peter S. Brodsky	Director	3/14/2008

/s/ ROYAL W. CARSON III Royal W. Carson III	Director	3/14/2008

/s/ PATTI S. HART Patti S. Hart	Director	3/14/2008

/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick	Chairman of the Board	3/14/2008

/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	3/14/2008

/s/ MITCHELL STERN Mitchell Stern	Director	3/14/2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries (collectively, the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2005, the manner in which it accounts for its defined benefit pension plan in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Hartford, Connecticut
March 14, 2008

LIN TV Corp.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,031	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 — $1,640; 2006 — $1,208)	89,081	90,576
Program rights	4,360	18,139
Assets held for sale	289	20,176
Other current assets	3,077	2,963

Total current assets	136,838	137,939
Property and equipment, net	191,250	199,154
Deferred financing costs	14,406	17,717
Equity investments	55,480	62,744
Program rights	6,776	12,065
Goodwill	535,418	532,972
Broadcast licenses and other intangible assets, net	1,021,290	1,041,153
Assets held for sale	9,180	105,989
Other assets	11,330	16,113

Total assets	$1,981,968	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,300	$10,313
Accounts payable	11,415	8,088
Accrued compensation	6,754	12,238
Accrued interest expense	5,018	5,144
Accrued contract costs	6,934	5,339
Other accrued expenses	13,573	24,353
Program obligations	11,944	25,939
Liabilities held for sale	549	12,933

Total current liabilities	80,487	104,347
Long-term debt, excluding current portion	808,476	936,485
Deferred income taxes, net	374,548	361,980
Program obligations	11,551	16,836
Liabilities held for sale	198	2,162
Other liabilities	41,564	105,284

Total liabilities	1,316,824	1,527,094

Commitments and Contingencies (Note 14)

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at December 31, 2007 and December 31, 2006	9,046	10,031

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,130,173 shares at December 31, 2007 and 29,053,302 shares at December 31, 2006, respectively, issued and outstanding	292	290
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2007 and December 31, 2006, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2007 and December 31, 2006, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares of Class A common stock at December 31, 2007 and December 31, 2006, at cost	(18,005)	(18,005)
Additional paid-in capital	1,096,455	1,087,396
Accumulated deficit	(408,726)	(462,408)
Accumulated other comprehensive loss	(14,153)	(18,787)

Total stockholders’ equity	656,098	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,981,968	$2,125,846

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Net revenues	$395,910	$420,468	$315,446
Operating costs and expenses:
Direct operating	116,611	115,398	91,371
Selling, general and administrative	114,741	118,951	87,230
Amortization of program rights	24,646	24,890	24,643
Corporate	21,706	31,589	20,495
Depreciation	30,847	32,433	28,410
Amortization of intangible assets	2,049	4,737	1,941
Impairment of intangible assets and goodwill	—	318,071	33,421
Restructuring (benefit) charge	(74)	4,746	—
(Gain) loss from asset sales	(24,973)	5,452	345

Operating income (loss)	110,357	(235,799)	27,590
Other expense (income):
Interest expense, net	64,249	70,479	47,044
Share of income in equity investments	(2,091)	(3,708)	(2,543)
Loss (gain) on derivative instruments	223	(1,185)	(4,691)
Loss on extinguishment of debt	855	—	14,395
Other, net	366	(637)	(343)

Total other expense, net	63,602	64,949	53,862
Income (loss) from continuing operations before provision for (benefit from) income taxes	46,755	(300,748)	(26,272)
Provision for (benefit from) income taxes	18,212	(72,393)	6,258

Income (loss) from continuing operations	28,543	(228,355)	(32,530)
Discontinued operations:
Income (loss) from discontinued operations, net of (benefit from) provision for income taxes of $(3,308), $(1,955) and $8,505 for the years ended December 31, 2007, 2006 and 2005, respectively	2,973	(6,145)	6,389
Gain from the sale of discontinued operations, net of benefit from income taxes of $2,619, for the year ended December 31, 2007	22,166	—	—

Net income (loss)	$53,682	$(234,500)	$(26,141)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.57	$(4.65)	$(0.64)
Income (loss) from discontinued operations, net of tax	0.06	(0.13)	0.13
Gain from the sale of discontinued operations, net of tax	0.44	—	—

Net income (loss)	$1.07	$(4.78)	$(0.51)

Weighted — average number of common shares outstanding used in calculating basic income (loss) per common share	50,468	49,012	50,765

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.56	$(4.65)	$(0.64)
Income (loss) from discontinued operations, net of tax	0.05	(0.13)	0.13
Gain from the sale of discontinued operations, net of tax	0.40	—	—

Net income (loss)	$1.01	$(4.78)	$(0.51)

Weighted — average number of common shares outstanding used in calculating diluted income (loss) per common share	55,370	49,012	50,765

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

										Accumulated
	Common Stock						Treasury	Additional		Other	Total
	Class A		Class B		Class C		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except share data)

Balance at December 31, 2004	26,946,183	$269	23,508,119	$235	2	$—	$—	$1,071,816	$(201,767)	$(14,590)	$855,963	—
Minimum additional pension liability, net of tax	—	—	—	—	—	—	—	—	—	(1,078)	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	321,645	3	—	—	—	—	—	2,122	—	—	2,125	—
Issuance of class A common shares in exchange for class B common shares	6,060	—	(6,060)	—	—	—	—	—	—	—	—	—
Tax benefit from stock exercises	—	—	—	—	—	—	—	1,030	—	—	1,030	—
Stock-based compensation	1,288,695	14	—	—	—	—	—	1,736	—	—	1,750
Repurchase of 368,728 shares of class A common stock	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)	—
Net loss	—	—	—	—	—	—	—	—	(26,141)	—	(26,141)	(26,141)

Comprehensive loss — 2005												$(27,219)

Balance at December 31, 2005	28,562,583	$286	23,502,059	$235	2	$—	$(4,777)	$1,076,704	$(227,908)	$(15,668)	$828,872
Amortization of prior service cost, net of tax	—	—	—	—	—	—	—	—	—	(435)	(435)	(435)
Amortization of net loss, net of tax	—	—	—	—	—	—	—	—	—	1,775	1,775	1,775
Adjustment to initially apply SFAS 158	—	—	—	—	—	—	—	—	—	(3,822)	(3,822)	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	268,235	2	—	—	—	—	—	942	—	—	944	—
Tax benefit from stock exercises	—	—	—	—	—	—	—	384	—	—	384	—
Stock-based compensation	222,484	2	—	—	—	—	—	9,366	—	—	9,368	—
Repurchase of 1,437,700 shares of class A common stock	—	—	—	—	—	—	(13,228)	—	—	—	(13,228)
Net loss	—	—	—	—	—	—	—	—	(234,500)	—	(234,500)	(234,500)

Comprehensive loss — 2006												$(233,797)

Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$—	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721
Amortization of prior service cost, net of tax	—	—	—	—	—	—	—	—	—	76	76	76
Amortization of net loss, net of tax	—	—	—	—	—	—	—	—	—	5,642	5,642	5,642
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(1,503)	(1,503)	(1,503)
Recognition of accumulated benefit obligation for discontinued operations	—	—	—	—	—	—	—	—	—	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	182,452	2	—	—	—	—	—	2,062	—	—	2,064	—
Tax benefit from stock exercises	—	—	—	—	—	—	—	778	—	—	778	—
Stock-based compensation, continuing operations	2,287	—	—	—	—	—	—	6,171	—	—	6,171	—
Restricted shares cancelled	(107,868)
Stock-based compensation, discontinued operations	—	—	—	—	—	—	—	48	—	—	48	—
Net income	—	—	—	—	—	—	—	—	53,682	—	53,682	53,682

Comprehensive income — 2007												$58,316

Balance at December 31, 2007	29,130,173	$292	23,502,059	$235	2	$—	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098	—

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$53,682	$(234,500)	$(26,141)
(Income) loss from discontinued operations	(2,973)	6,145	(6,389)
Gain from sale of discontinued operations	(22,166)	—	—
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,847	32,433	28,410
Amortization of intangible assets	2,049	4,737	1,941
Amortization of financing costs and note discounts	8,608	8,664	6,751
Amortization of program rights	24,646	24,890	24,643
Program payments	(27,604)	(25,784)	(24,397)
Program payment buyouts	—	—	(21,420)
Loss on extinguishment of debt	855	—	14,395
Loss (gain) on derivative instruments	223	(1,185)	(4,691)
Impairment of intangible assets and goodwill	—	318,071	33,421
Share of income in equity investments	(2,091)	(3,708)	(2,543)
Deferred income taxes, net	18,875	(74,864)	3,989
Stock-based compensation	5,859	8,942	3,738
(Gain) loss from asset sales	(24,973)	5,452	345
Other, net	5,914	(2,669)	(30)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,927	(13,693)	(15,881)
Other assets	1,842	298	(126)
Accounts payable	3,327	1,701	2,814
Accrued interest payable	(126)	(1,409)	(1,565)
Other accrued expenses	(23,214)	21,012	19,637

Net cash provided by operating activities, continuing operations	55,507	74,533	36,901
Net cash (used in) provided by operating activities, discontinued operations	(12,791)	5,064	2,334

Net cash provided by operating activities	42,716	79,597	39,235

INVESTING ACTIVITIES:
Capital expenditures	(25,290)	(22,294)	(15,460)
Distributions from equity investments	3,113	4,890	4,953
Payments for business combinations	(52,250)	(5,754)	(342,174)
Acquisition of broadcast licenses	—	431	(232)
Proceeds from sale of 700 MHz licenses and other operating assets	39,250	—	—
Other investments, net	(620)	(1,624)	(3,955)

Net cash used in investing activities, continuing operations	(35,797)	(24,351)	(356,868)
Net cash provided by (used in) investing activities, discontinued operations	138,844	(644)	(1,992)

Net cash provided by (used in) investing activities	103,047	(24,995)	(358,860)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,064	944	2,125
Proceeds from borrowings on long-term debt	60,000	—	836,253
Principal payments on long-term debt	(180,125)	(41,000)	(494,940)
Cash expenses associated with early extinguishment of debt	—	—	(7,108)
Long-term debt financing costs	—	(124)	(15,590)
Treasury stock purchased	—	(13,228)	(4,777)

Net cash (used in) provided by financing activities, continuing operations	(118,061)	(53,408)	315,963

Net cash used in financing activities	(118,061)	(53,408)	315,963

Net increase in cash and cash equivalents	27,702	1,194	(3,662)
Cash and cash equivalents at the beginning of the period	12,329	11,135	14,797

Cash and cash equivalents at the end of the period	40,031	12,329	11,135
Less cash and cash equivalents from discontinued operations, end of the period	—	6,244	5,628

Cash and cash equivalents from continuing operations, end of the period	$40,031	$6,085	$5,507

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.

Notes to Consolidated Financial Statements

Note 1 —	Basis of Presentation and Summary of Significant Accounting Policies

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements.

We guarantee all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all debt on a joint-and-several basis.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued as of September 30, 2007. (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. Accordingly, no separate or additional financial information about the subsidiaries or our Company on a stand-alone basis is provided. We operate in one reportable segment.

The only activities we conducted on a stand-alone basis for the years ended December 31, 2007, 2006 and 2005 were equity transactions with all net proceeds immediately contributed to our subsidiaries.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” our interest in Banks Broadcasting was consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV, the FOX affiliate in Albuquerque, was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

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

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments is included in consolidated net income or loss.

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees in the period in which these services are performed.

Barter transactions

We account for barter transactions at the fair value of the goods or services we receive from our customers, or the advertising time provided, whichever is more clearly indicative of fair value based on the judgment of our management. We record barter advertising revenue at the time the advertisement is aired and barter expense at the time the goods or services are used. We account for barter programs at fair value based on a calculation using the actual cash advertisements we sell within barter programs multiplied by the program profit margin for similar syndicated programs where we pay cash to acquire the program rights. We record barter program revenue and expense when we air the barter program. In accordance with SFAS 63 “Financial Reporting by Broadcasters,” we do not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Barter revenue	$8,047	$9,289	$7,365
Barter expense	7,667	9,085	7,736

	$380	$204	$(371)

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $6.1 million, $5.7 million and $4.7 million in the years ended December 31, 2007, 2006 and 2005, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario that excludes network compensation payments. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill.

An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national and local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.

Long lived-assets

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based compensation

At December 31, 2007, we had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based employee compensation arrangements using the modified prospective approach. We estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. We elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We used the first-vested, first-exercised basis in accounting for option exercises.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the years ended December 31, 2007 and 2006, and the three-month period ended December 31, 2005. The table also presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) for the nine-month period ended September 30, 2005 (in thousands):

	Based on the Accounting Rules Under
	SFAS 123R			APB 25
			Three Month	Nine-Month
			Period Ended	Period Ended
	Year Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Direct operating	$653	$1,053	$201	$—
Selling, general and administrative	1,348	1,793	421	325
Corporate	3,858	6,096	1,244	1,547

Stock-based compensation expense before tax	5,859	8,942	1,866	1,872

Income tax benefit	(2,051)	(3,130)	(653)	(655)

Net stock-based compensation expense	$3,808	$5,812	$1,213	$1,217

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based compensation” (“SFAS 123”), to stock-based employee compensation for the periods prior to October 1, 2005 (in thousands, except per share data):

Nine Months
Ended
September 30,
2005

Net loss, as reported	$(26,141)
Add: Stock-based employee compensation expense, included in reported net loss, net of tax effect	1,106
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)

Net loss, pro forma	$(26,322)

Basic and diluted net loss per common share, as reported	$(0.51)
Basic and diluted net loss per common share, pro forma	(0.52)

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

If we incur additional indebtedness or amend or replace our current indebtedness, the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may impact

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Income (loss) per share

Basic and diluted income (loss) per common share was computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock. For the years ended December 31, 2006 and 2005, there was no difference between basic and diluted income per share since potential common shares from the exercises of stock options and phantom units were anti-dilutive and were excluded from the calculation. Options to purchase 4,067,000, 3,050,000 and 910,000 shares of common stock and phantom units were outstanding as of December 31, 2007, 2006 and 2005, respectively, and were exercisable into 1,165,000, 112,000 and 186,000 shares of common stock as of December 31, 2007, 2006 and 2005, respectively, but the amounts for 2006 and 2005 were not included in the calculation of diluted loss per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 607,000, 987,000 and 1,286,000 were outstanding at December 31, 2007, 2006 and 2005, respectively, but the amounts for 2006 and 2005 were not included in the calculation of diluted loss per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion also would have been anti-dilutive.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of income (loss) available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator for income (loss) per common share calculation:
Income (loss) available to common shareholders from continuing operations, basic	$28,543	$(228,355)	$(32,530)
Interest expense on contingently convertible debt, net of tax	2,060	—	—
Derivative gain, net of tax	145	—	—

Income (loss) available to common shareholders from continuing operations, diluted	30,748	(228,355)	(32,530)
Income (loss) available to common shareholders from discontinued operations, basic and diluted	25,139	(6,145)	6,389

Net income (loss) available to common shareholders, diluted	$55,887	$(234,500)	$(26,141)

Denominator for income (loss) per common share calculation:
Weighted-average common shares, basic	50,468	49,012	50,765
Effect of dilutive securities:
Stock options and restricted stock	1,549	—	—
Contingent convertible debt	3,353	—	—

Weighted-average common shares, diluted	55,370	49,012	50,765

Basic income (loss) per common share:
Continuing operations	$0.57	$(4.65)	$(0.64)
Discontinued operations	0.50	(0.13)	0.13

Net income (loss)	$1.07	$(4.78)	$(0.51)

Diluted income (loss) per common share
Continuing operations	$0.56	$(4.65)	$(0.64)
Discontinued operations	0.45	(0.13)	0.13

Net income (loss)	$1.01	$(4.78)	$(0.51)

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value (see Note 7 relating to Debt). Fair values are based on quoted market prices.

Derivative financial instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. Derivative financial instruments are not used for trading purposes.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS 87 “Employer’s Accounting for Pensions” (“SFAS 87”). We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”) and recorded the unfunded status of our plan as of December 31, 2006.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141R “Business Combinations,” (“SFAS 141R”) which is effective for the first fiscal year that begins after December 15, 2008. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), however it retains the fundamental principles under SFAS 141. The changes under SFAS 141R include: a) the change in the accounting approach for business combinations from “purchase accounting” to “acquisition accounting”; b) includes all transactions and events in which one entity obtains control over one or more other businesses; c) requires that acquired assets and liabilities be measured individually at fair value at the acquisition date; and d) expands financial statement disclosures. SFAS 141R is effective prospectively for all business combinations or other defined transactions occurring on or after January 1, 2009 and early adoption is prohibited. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to the non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115” (“SFAS 159”), which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are not adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 in the first quarter of 2008 will have a material impact on our financial statements.

Note 2 —	Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast license, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007 (the “KASA-TV Acquisition”). The primary reasons for this station acquisition was a result of our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.

As required under FIN 46R, we, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, intangible assets, and program rights and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.6 million.

2005 and 2006 Emmis Station Acquisitions

On July 7, 2006, we completed the purchase of all assets, including the broadcast license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). We had been providing programming, sales and other related services to WBPG-TV pursuant to a local marketing agreement since November 30, 2005.

On November 30, 2005, we purchased four network-affiliated television stations from Emmis for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, and its regional satellite stations; WALA-TV, the FOX affiliate serving Mobile/Pensacola; WLUK-TV, the FOX affiliate serving Green Bay; and WTHI-TV, the CBS affiliate serving Terre Haute. We also entered into: a) a local marketing agreement to provide programming, sales and other related services to WBPG-TV, the CW affiliate serving Mobile/Pensacola; and b) a purchase option for $3.0 million to acquire WBPG-TV from Emmis upon FCC approval. The primary rationale for acquiring these stations was our anticipated ability to increase the future operating income of these stations by reducing engineering and accounting costs, where possible, using one of our regional television technology centers, improving the local news franchises and capturing increased revenue share as a result of the improvement in the local news franchises.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

2005 Viacom Station Acquisitions

On March 31, 2005, we purchased WNDY-TV, the MyNetworkTV affiliate serving Indianapolis, and WWHO-TV, the CW affiliate serving Columbus, from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary rationale for acquiring these stations was our anticipated ability to increase the future operating income of these stations by reducing engineering and accounting costs using one of our regional television technology centers and capturing increased revenue share. In addition, we closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by us in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.

The following table summarizes our acquisitions for the last three years (in thousands):

	Viacom Stations	Emmis Stations	WBPG-TV	KASA-TV
	Acquisition on	Acquisition on	Acquisition on	Acquisition on
	March 31,	November 30,	July 7,	February 22,
	2005	2005	2006	2007(2)

Fair value of assets and liabilities acquired:
Accounts receivable	$524	$—	$—	$—
Program rights, short-term	4,373	3,029	—	556
Other current assets	83	96	—	—
Property and equipment	14,806	40,215	—	5,937
Program rights, long-term	2,546	1,664	—	648
Equity investments	—	124	—	—
Goodwill(1)	35,653	38,040	—	12,557
Broadcast licenses and other intangibles	57,880	185,642	3,004	41,244
Deferred tax assets	11,005	3,663	—	1,104

Total assets	126,870	272,473	3,004	62,046
Accrued expenses	1,813	8,627	—	2,784
Program obligations, short-term	7,783	3,755	—	972
Program obligations, long-term	6,615	1,191	—	2,154
Other long-term liabilities	25,659	1,726	—	1,136

Total liabilities	41,870	15,299	—	7,046
Total purchase price, including direct acquisition expenses	$85,000	$257,174	$3,004	$55,000

(1)	This includes tax-deductible goodwill of $12.3 million for the stations acquired from Viacom, $31.9 million for the stations acquired from Emmis and $10.9 million for KASA-TV.

(2)	The acquisition of KASA-TV was completed on February 22, 2007, however as the primary beneficiary of KASA-TV as defined under FIN 46R, we consolidated KASA-TV’s assets and liabilities into our financial statements on July 26, 2006, the date we signed the definitive agreement to purchase KASA-TV’s assets and liabilities. We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The results of the former Viacom, Emmis and Raycom stations are included in the consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth unaudited pro forma information as if the acquisition of the stations acquired from Viacom, Emmis and Raycom had occurred on January 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005

Net revenues	$430,281	$386,525
Operating (loss) income	(235,109)	37,054
Loss from continuing operations	(226,157)	(33,576)
(Loss) income from discontinued operations	(6,145)	6,389
Net loss	$(232,302)	$(27,187)

Basic and diluted net (loss) income per common share:
Loss from continuing operations	$(4.61)	$(0.66)
(Loss) income from discontinued operations	(0.13)	0.13

Net loss	$(4.74)	$(0.53)

Weighted average number of common shares	49,012	50,765

Basic and diluted net (loss) income per common share, as reported:
Loss from continuing operations	$(4.65)	$(0.64)
(Loss) income from discontinued operations	(0.13)	0.13

Net loss	$(4.78)	$(0.51)

Weighted average number of common shares	49,012	50,765

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2007 (in thousands):

		Balance				Balance
		as of	Year Ended			as of
		December 31,	December 31, 2007			December 31,
	Acquisition Date	2006	Payments	Adjustments		2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$31	$(65	)(1)	$40
Stations acquired from Viacom	March 31, 2005	295	209	—		86
Stations acquired from Emmis	November 30, 2005	6,157	1,100	(413	)(2)	4,644
Station acquired from Raycom	February 22, 2007	—	—	446	(3)	446

		$6,588	$1,340	$(32)		$5,216

(1)	Represents the adjusted amounts owed related to retirement benefit obligations for a former station owned by Sunrise Television Corp.

(2)	Represents an adjustment to write-off the outstanding reserve balance for estimated operating agreement payments and other transactional costs related to the acquisition.

(3)	Represents an adjustment to accrue operating agreement payments for a system to be discontinued.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2006 (in thousands):

		Balance				Balance
		as of	Year Ended			as of
		December 31,	December 31, 2006			December 31,
	Acquisition Date	2005	Payments	Adjustments		2006

Acquisition of Sunrise Television Corp.	May 2, 2002	$211	$75	$—		$136
Stations acquired from Viacom	March 31, 2005	295	—	—		295
Stations acquired from Emmis	November 30, 2005	7,910	1,317	(436	)(1)	6,157

		$8,416	$1,392	(436)		$6,588

(1)	Represents an adjustment to severance costs obligations for the Emmis stations.

Note 3 —	Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007.

Out-of-Period Adjustment

We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.

We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which currently owns KNIN-TV, a CW affiliate in Boise. As the primary beneficiary of Banks Broadcasting, as determined by FIN 46R, we have consolidated the assets, liabilities and non-controlling interests into our financial statements since March 31, 2004.

On July 19, 2007 Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million. In 2007, Banks Broadcasting also sold certain of its 700MHz spectrum licenses for $3.1 million in cash.

In September 2007, the Board of Directors of Banks Broadcasting authorized the sale of its remaining station, KNIN-TV. Upon the completion of this sale and the release of the KSCW-TV escrow, Banks Broadcasting will be liquidated.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2007, Banks Broadcasting distributed $2.0 million in cash to us. We received no cash distributions from Banks Broadcasting during the years ended December 31, 2006 and 2005; and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2007 or 2006. We made a capital contribution to Banks Broadcasting of $0.6 million for year ended December 31, 2005.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

The carrying amounts of assets and liabilities segregated on our balance sheet as held for sale, are as follows (in thousands):

	December 31,
	2007	2006
	Banks Broadcasting	Puerto Rico
Cash	$—	$6,244
Accounts receivable	—	7,567
Program rights	271	4,192
Other current assets	18	2,173

Total current assets	289	20,176
Property and equipment, net	748	29,130
Program rights	189	3,979
Goodwill	—	4,828
Intangible assets, net	8,243	68,052

Total assets	$9,469	$126,165

Accounts payable	$6	$933
Accrued sales volume discounts	—	4,018
Other accrued expenses	308	3,826
Program obligations	235	4,156

Total current liabilities	549	12,933
Program obligations	198	1,247
Other liabilities	—	915

Total liabilities	$747	$15,095

The following presents summarized information for the discontinued operations for the periods shown (in thousands):

	Year Ended December 31,
	2007			2006			2005
	Puerto	Banks		Puerto	Banks		Puerto	Banks
	Rico	Broadcasting	Total	Rico	Broadcasting	Total	Rico	Broadcasting	Total

Net revenues	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152	$59,235	$5,701	$64,936
Operating income (loss)	(1,094)	1,702	608	5,090	(17,025)	(11,935)	15,544	(1,119)	14,425
Net (loss) income	(368)	3,341	2,973	3,839	(9,984)	(6,145)	7,648	(1,259)	6,389

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Investments

We have investments in joint ventures with third parties that have interests in other television stations or broadcast related businesses. The following presents our basis in these ventures (in thousands):

	December 31,
	2007	2006

NBC Universal joint venture	$55,352	$55,413
WAND(TV) Partnership	—	6,831
Other	128	500

	$55,480	$62,744

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash distributions from equity investment	$80,298	$90,773	$85,784
Income from equity investment	77,345	92,468	83,902
Other expense, net (primarily interest on the GECC Note)	(66,146)	(65,476)	(65,843)
Net income	11,199	26,992	18,059
Cash distributions to us	2,344	4,890	4,483

	December 31,
	2007	2006

Current assets	$15,298	$11,860
Non-current assets	230,301	233,861
Current liabilities	725	725
Non-current liabilities (GECC Note, see page F-37)	815,500	815,500

Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $783.8 million as of December 31, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formulation of LIN Television in 1998.

WAND(TV) Partnership

On November 1, 2007, we sold our 33.33% interest in WAND(TV) Partnership to a wholly-owned subsidiary of Block Communications, Inc. for $6.8 million in cash and recorded a gain of approximately $0.7 million.

Prior to the sale of WAND(TV) Partnership, we accounted for our 33.33% interest using the equity method, as we did not have a controlling interest. Our management services agreement with WAND(TV) Partnership, under which we provided specified management, engineering and related services for a fixed fee, was also terminated on November 1, 2007. Included in this agreement was a cash management arrangement under which we incurred expenditures on behalf of WAND(TV)

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Partnership and were periodically reimbursed. The amount due to us from WAND(TV) Partnership under this arrangement was approximately $1.1 million as of December 31, 2006.

The partnership recorded an impairment of $5.9 million and $3.4 million for the broadcast license of WAND-TV for the years ended December 31, 2006 and 2005, respectively. The 2006 impairment was due to a decline in market growth resulting in lower revenues and operating margins. The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Nine Months
	Ended
	November 1
	(Date of Sale)	Year Ended December 31,
	2007	2006	2005

Net revenues	$4,503	$8,538	$6,577
Operating income (loss)	358	(1,895)	(3,468)
Net loss	(307)	(5,292)	(3,432)
Cash distributions	$700	—	470

December 31,
2006

Current assets	$4,723
Non-current assets	13,992
Current liabilities	2,296

Note 5 —	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Land and land improvements	$17,284	$17,263
Buildings and fixtures	128,960	130,531
Broadcast equipment and other	239,617	223,660

	385,861	371,454
Less accumulated depreciation	(194,611)	(172,300)

	$191,250	$199,154

We recorded depreciation expense of $30.8 million, $32.4 million and $28.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining
	Useful Life		December 31,
	(Years)		2007	2006

Amortized Intangible Assets:
LMA purchase options	1		$64	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,979	5,964
Accumulated amortization			(6,414)	(9,424)

			1,382	3,417

Unamortized Intangible Assets:
Broadcast licenses			1,019,908	1,037,736
Goodwill			535,418	532,972

			1,555,326	1,570,708

Summary:
Goodwill			535,418	532,972
Broadcast licenses and other intangible assets, net			1,021,290	1,041,153

Total intangible assets			$1,556,708	$1,574,125

(1)	Represents the weighted-average life.

The decrease in broadcast licenses is primarily a result of the sale of Banks Broadcasting station, KSCW-TV on July 19, 2007 and the reclassification of the remaining broadcast licenses of Banks Broadcasting as assets held for sale, and the sale of our 700 MHz licenses. The increase of $2.4 million in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. We recorded amortization expense of $2.0 million, $4.7 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005. We recorded an impairment of our unamortized intangible assets of $318.1 million and $33.4 million for the years ended December 31, 2006 and 2005. There was no impairment of unamortized intangible assets at December 31, 2007.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Amortization expense	$264	$80	$74	$68	$61	$835	$1,382

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2007	2006

Credit facility	$154,875	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 – Class B (net of discount of $10,519 and $12,411 at December 31, 2007 and December 31, 2006, respectively)	179,481	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 and $5,791 at December 31, 2007 and December 31, 2006, respectively)	123,420	119,209

Total debt	832,776	946,798
Less current portion	24,300	10,313

Total long-term debt	$808,476	$936,485

Credit Facility

Our credit facility includes a $275 million term loan and a $275 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. Effective as of December 31, 2007, we are required to make mandatory quarterly payments on the term loans. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales, if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $120.1 million of the term loans during 2007, including $7.1 million related to mandatory quarterly payments and $113.0 million from cash proceeds of certain asset sales. If we do not reinvest the remaining proceeds from the 2007 asset sales, we will be required to make an additional payment of approximately $16.0 million and $41.0 million in the first quarter and fourth quarter of 2008, respectively.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain assets and investments, including share and debt repurchases. For example, we are permitted to repurchase all or a portion of the 2.50% Exchangeable Senior Subordinated Debentures should the holders of those debentures require us to repurchase them on May 15, 2008.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving
	Facility	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2007	$—	$154,875
Unused balance at December 31, 2007	275,000	—
Average rates for year ended December 31, 2007:
Adjusted LIBOR	5.32%	4.83% to 5.36%
Applicable margin	1.38%	1.25% to 1.40%

Interest rate	6.70%	6.21% to 6.75%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At December 31, 2007, we were in compliance with all of the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated	Senior Subordinated
	Subordinated Notes	Notes – Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

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

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

						2.50%
					6 1/2% Senior	Exchangeable
	Credit Facility			6 1/2% Senior	Subordinated	Senior
	Revolving			Subordinated	Notes —	Subordinated
	Facility(1)	Term Loans		Notes	Class B	Debentures(1)	Total

Final maturity date	11/4/2011	11/4/2011		5/15/2013	5/15/2013	5/15/2033

2008	$—	$24,300	(2)	$—	$—	$—	$24,300
2009	—	24,300		—	—	—	24,300
2010	—	24,300		—	—	—	24,300
2011	—	81,975		—	—	—	81,975
2012	—	—		—	—	—	—
Thereafter	—	—		375,000	190,000	125,000	690,000

Total	$—	$154,875		$375,000	$190,000	$125,000	$844,875

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. Should we be required to repurchase these debentures, we would draw-down our available revolving credit facility to fund the repurchase.

(2)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2007	2006

Carrying amount	$832,776	$946,798
Fair value	809,769	930,819

Note 8 —	Stock-Based Compensation

We have several stock-based employee compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permit us to grant non-qualified options in our class A common stock or restricted stock units, which convert into our class A common stock upon vesting, to certain directors, officers and key employees of our Company.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the stock-based compensation expense included in our consolidated statements of income for the years ended December 31, 2007 and 2006, and the three-month period ended December 31, 2005. The table also presents for the nine-month period ended September 30, 2005. (in thousands):

	Based on the Accounting Rules Under
	SFAS 123R			APB 25
			Three Months	Nine Months
			Ended	Ended
	Year Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Employee stock purchase plans	$(36)	$109	$33	$—
Employee stock option plans	3,834	1,278	707	—
Restricted stock unit awards	2,374	6,258	703	64
Modifications to stock option agreements	(313)	1,297	423	1,808

Stock-based compensation expense before tax	5,859	8,942	1,866	1,872

Income tax benefit	(2,051)	(3,130)	(653)	(655)

Net stock-based compensation expense	$3,808	$5,812	$1,213	$1,217

We recorded modifications to the stock option agreements of $(0.3) million, $1.3 million, $0.4 million and $1.8 million for the years ended December 31, 2007 and 2006, for the three months ended December 31, 2005 and nine months ended September 30, 2005, respectively. The modifications impacted 11 employees in 2007, 11 employees in 2006 and 33 employees in 2005. These modifications related to the following:

•	We are required to make cash payments related to certain employee option agreements granted in 1998 when these employees exercise their options and the market price of our class A common stock is below the option exercise price. Stock-based compensation (income) expense of $(0.3) million, $(0.4) million, $0.3 million and $1.6 million was recorded that related to this modification for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005, respectively. We made payments to employees that related to this provision of $0.2 million, $1.0 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005.

•	We accelerated the vesting of all of our former Chief Executive Officer’s outstanding options and restricted stock awards as part of his severance agreement related to his retirement and recorded $1.7 million of stock-based compensation expense related to this modification for the year ended December 31, 2006.

•	We modified our 1998 Option Plan allowing terminated employees 60 days to exercise their options consistent with the terms of our 2002 Stock Plan. Stock-based compensation expense of $0.1 million and $0.2 million was recorded that related to this modification for the three months ended December 31, 2005 and the nine months ended September 30, 2005, respectively.

We did not capitalize any stock-based compensation for the years ended December 31, 2007, 2006 and 2005.

We expect stock-based compensation expense to increase over the next two years due to continued vesting of existing option and stock awards. We have not yet recognized compensation expense relating to these unvested employee stock options and stock awards of $8.1 million in the aggregate, which will be recognized over a weighted-average future period of approximately 2.1 to 2.3 years.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2007 we received $1.2 million in cash from the exercise of stock options.

Employee Tender Offer to Exchange Stock Options for Restricted Stock

On December 22, 2005 we completed a tender offer that permitted employees to exchange outstanding options to purchase shares of our class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 8,200,000 shares authorized for grant under the various Option Plans and 2,175,268 shares available for future grant as of December 31, 2007. Both the shares authorized and shares available exclude 1,470,688 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans as follows (in thousands, except per share data):

	December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at the beginning of the year	3,050	$9.35	910	$13.54	4,179	$—
Granted during the year	1,233	13.33	2,614	8.23	457	14.03
Exercised or converted during the year	(95)	12.61	—	—	(108)	10.90
Forfeited during the year	(121)	15.82	(474)	11.23	(573)	22.46
Exchange for restricted stock awards	—	—	—	—	(3,045)	22.46

Outstanding at the end of the year	4,067	$10.28	3,050	$9.35	910	$13.54

Exercisable or convertible at the end of the year	868	$9.98	274	$15.19	454	$12.84

Total intrinsic value of options exercised	$202		$—		$750

Total fair value of options vested during the year	$4,676		$5,545		$3,890

Total fair value of options granted during the year	$16,429		$21,509		$6,408

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about our Option Plans at December 31, 2007 (in thousands, except per share data):

	Options Outstanding
	and Expected to Vest			Options Vested
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.43 to $8.72	1,523	8.6	$7.83	379	$7.83
$8.73 to $12.03	1,679	9.1	10.00	254	8.92
$12.08 to $23.60	865	7.8	15.15	235	14.58

	4,067		$10.28	868	$9.98

Weighted average remaining contractual life		8.7

Total intrinsic value		$9,963			$2,413

We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2007	2006	2005

Expected term(1)	5 to 7 years	5 to 7 years	3 to 6 years
Expected volatility(3)	26% to 32%	24% to 26%	24%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	3.3% to 5.1	4.6% to 5.1%	3.7 to 4.4%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose information was publicly available, as our exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002, as well as comparison to peer companies.

Restricted Stock Awards

We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. We granted 312,000 shares and 1,291,000 shares of restricted stock awards for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, 607,000 shares of restricted stock were unvested.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table provides additional information regarding the restricted stock awards (in thousands, except per share data):

	Year End December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value

Unvested at the beginning of the year	987	$11.29	1,286	$12.13	—	$—
Granted during the year	2	14.53	312	8.64	1,291	13.27
Vested during the year	(274)	11.24	(522)	11.73	(2)	13.90
Forfeited during the year	(108)	11.40	(89)	11.61	(3)	14.88

Unvested at the end of the year	607	$11.30	987	11.29	1,286	12.13

Total fair value of awards vested during the year	$4,725	$11.24	$6,221	$11.73	$33	$13.90

Phantom Stock Plan

Pursuant to our 1998 Phantom Stock Plan, and as partial consideration for the acquisition of LIN Television by our Company in 1998, phantom units exercisable into shares of our class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding our 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2007	2006	2005

Shares outstanding at the beginning of the year	46	186	328
Shares exercised during the year	(15)	(140)	(142)

Shares outstanding, and exercisable or convertible at the end of the year	31	46	186

Total fair value of shares exercised during the year	$219	$1,063	$2,189

Employee Stock Purchase Plan

Under the terms of our 2002 Employee Stock Purchase Plan, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 174,000 shares available for future grant. During the year ended December 31, 2007, employees purchased 72,604 shares at a weighted average price of $11.74. As the discount offered

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

to employees is in excess of our per share public offering issuance costs, the amount of the discount is included in our stock-based compensation expense.

Note 9 —	Accumulated Other Comprehensive Income and Losses

The reconciliation of the components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Net Periodic Pension Benefit Cost					Unrealized	Accumulated
	Pension		Prior		Net Periodic	(Loss) Gain	Other
	Tax	Net (Gain)	Service	Discontinued	Pension	on	Comprehensive
	Liability	Loss	Costs	Operations	Benefit Cost	Derivatives	Loss

Balance as of December 31, 2004	$(14,590)	$—	$—	$—	$(14,590)	$—	$(14,590)
Minimum pension liabilities adjustment, net of tax benefit of $708	—	(1,078)	—	—	(1,078)	—	(1,078)

Balance as of December 31, 2005	$(14,590)	$(1,078)	$—	$—	$(15,668)	$—	$(15,668)

Adjustment to initially apply SFAS 158	8,850	(8,850)	—	—	—	—	—
Effect of SFAS 158, net of tax benefit of $2,207	—	(3,403)	—	(419)	(3,822)	—	(3,822)
Amortization of net loss, net of tax provision of $1,154	—	1,775	—	—	1,775	—	1,775
Amortization of prior service costs, net of tax benefit of $282	—	—	(435)	—	(435)	—	(435)
Unrealized loss (gain) on cash flow hedges, net of tax benefit of $415	—	—	—	—	—	(637)	(637)

Balance as of December 31, 2006	$(5,740)	$(11,556)	$(435)	$(419)	$(18,150)	$(637)	$(18,787)

Amortization of prior service costs, net of tax provision of $49	—	—	76	—	76	—	76
Amortization of net loss, net of tax provision of $3,665	—	5,642	—	—	5,642	—	5,642
Recognition of accumulated benefit obligation, discontinued operations	—	—	—	419	419	—	419
Unrealized loss (gain) on cash flow hedges, net of benefit tax of $970	—	—	—	—	—	(1,503)	(1,503)

Balance as of December 31, 2007	$(5,740)	$(5,914)	$(359)	$—	$(12,013)	$(2,140)	$(14,153)

Note 10 — Derivative Instruments

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value each period. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense from the date of issuance through May 15, 2008. The fair value of these derivative features is $0.4 million at December 31, 2007.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was $3.5 million at December 31, 2007. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

During the second quarter of 2005, we entered into an interest rate swap agreement (“2005 interest rate swap”) in the notional amount of $100 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument. During the second quarter of 2006, we sold the 2005 interest rate swap for $2.8 million.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our derivative activity (in thousands):

	Loss (Gain) on Derivative Instruments			Comprehensive (Loss) Income
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Mark-to-Market Adjustment on:
2.50% Exchangeable Senior Subordinated Debentures	$223	$47	$(3,108)	$—	$—	$—
2005 interest rate swap	—	1,584	(1,583)	—	—	—
2006 interest rate hedge, net of tax	—	—	—	(1,503)	(637)	—
Gain on sale of:
2005 interest rate swap	—	(2,816)	—	—	—	—

	$223	$(1,185)	$(4,691)	$(1,503)	$(637)	$—

Note 11 —	Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) for almost all of our employees. We make contributions to the 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $2.7 million, $2.9 million and $2.2 million to the 401(k) Plan in the years ended December 31, 2007, 2006 and 2005, respectively.

Retirement Plan

We provide a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we make contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We adopted SFAS 158 effective December 31, 2006, which required us to record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2007.

We contributed $3.0 million, $1.6 million and $0.9 million to our pension plan for years ended December 31, 2007, 2006 and 2005, respectively. We anticipate contributing approximately $3.1 million to our pension plan in 2008 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Change in projected benefit obligation:
Projected Benefit obligation, beginning of period	$106,507	$102,660	$96,677
Service cost	2,244	2,207	2,254
Interest cost	6,038	5,823	5,404
Actuarial (gain) loss	(6,505)	(634)	2,945
Benefits paid	(4,099)	(3,549)	(3,575)

Projected benefit obligation, end of period	$104,185	$106,507	$103,705

Accumulated benefit obligation	$98,847	$100,532	$95,959

Change in plan assets:
Fair value of plan assets, beginning of period	$79,190	$72,481	$70,090
Actual return on plan assets	7,828	8,645	5,038
Employer contributions	3,161	1,612	928
Benefits paid	(4,099)	(3,548)	(3,575)

Fair value of plan assets, end of period	$86,080	$79,190	$72,481

Unfunded status of the plan	$(18,105)	$(27,317)	$(31,224)
Unrecognized actuarial gain	—	—	23,784
Unrecognized prior service cost	—	—	1,176

Total amount recognized as accrued benefit liability	$(18,105)	$(27,317)	$(6,264)

The following table include the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December,
	2007	2006

Current pension liability	$(61)	$(125)
Long-term pension liability	(18,044)	(27,192)

Total amount recognized as accrued pension benefit liability	(18,105)	(27,317)

Accumulated other comprehensive loss:
Net (gain) loss, net of tax benefit of $3,836 and $7,501 for years ended December 31, 2007 and 2006, respectively	5,914	11,556
Prior service costs, net of tax benefit of $233 and $282 for years ended December 31, 2007 and 2006, respectively	359	435
Net loss for discontinued operations	—	419
Pension tax liability	5,740	5,740

Accumulated other comprehensive loss related to net periodic pension benefit cost	12,013	18,150

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The total net loss of $5.9 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates.) The prior service costs of $0.4 million, which are net of tax, will be amortized and included in future pension expense over the average employee service period of approximately ten years. During 2008, we expect to amortize net losses of $190,000 and prior service costs of $123,000, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2007.

Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2007	2006	2005

Service cost	$2,244	$2,207	$2,254
Interest cost	6,038	5,824	5,404
Expected return on plan assets	(6,220)	(6,193)	(5,763)
Amortization of prior service cost	123	123	171
Amortization of net loss (gain)	1,182	1,461	922

Net periodic pension benefit cost	$3,367	$3,422	$2,988

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended
December 31,
2008	$4,278
2009	4,918
2010	5,296
2011	5,315
2012	5,664
2013 through 2017	33,545

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2007	2006	2005

Discount rate used to estimate our pension benefit obligations	6.25%	5.75%	5.50%
Discount rate used to determine net periodic pension benefit cost	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%

Actual long-term rate-of-return on plan assets	9.9%	11.5%	7.20%

We used the Citigroup Pension Discount Curve as our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.

Our pension expense is expected to be approximately $2.0 million for 2008. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2008 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2008, our 2008 pension expense will change by approximately $0.4 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category	2007	2007	2006

Equity securities	60 - 70%	70%	68%
Debt securities	30 - 40%	30%	32%

	100%	100%	100%

Note 12 —	Restructuring Charge

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. We recorded a restructuring charge of $4.7 million for the year ended December 31, 2006.

During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge. We expect to pay the remaining contractual costs of approximately $57,000 over the next 12 months.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The activity for the restructuring charge liability for the year ended December 31, 2007 is as follows (in thousands):

	Balance as of			Balance as of
	December 31,	Year Ended December 31, 2007		December 31,
	2006	Benefit	Payments	2007

Severance and related	$3,982	$(74)	$4,056	$—
Contractual and other	269	—	212	57

Total	$4,251	$(74)	$4,268	$57

Note 13 —	Related Party Transactions

Financial Advisory Agreement.  Prior to November 1, 2005, we had been a party to an agreement with an affiliate of HMC, which provided for reimbursement of certain expenses to HMC incurred in connection with financial consulting services. We incurred fees under this arrangement of $16,000 for the year ended December 31, 2005. The HMC financial advisory agreement was terminated on November 1, 2005 at no cost to us.

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico in which HMC has a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations.

Note 14 —	Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2013. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2007 are as follows (in thousands):

		Syndicated
	Operating Leases	Television
Year	and Agreements	Programming	Total

2008	$13,977	$29,725	$43,702
2009	8,017	22,867	30,884
2010	280	19,405	19,685
2011	206	13,752	13,958
2012	117	7,302	7,419
Thereafter	508	1,638	2,146

Total obligations	23,105	94,689	117,794
Less program obligations, current	—	(11,944)	(11,944)
Less program obligations, long-term	—	(11,551)	(11,551)

Future unrecorded contracts	$23,105	$71,194	$94,299

Rent expense, resulting from operating leases, was $2.2 million, $2.2 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Contingencies

GECC Note

In connection with the formation of the joint venture with NBC Universal, GECC provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain sufficient levels of required working capital. In addition, the joint venture has made cash distributions both to our Company and to NBC Universal from the excess cash generated by the joint venture and total cash distributions have averaged $19.2 million per year over the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and become unable to pay principal or interest on the GECC Note and GECC could not otherwise get its money back from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, we could experience material adverse consequences, including:

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

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2007 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Vaughan Media subsequently exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division. We believe these claims are without merit and are vigorously defending the action.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 15 —	Income Taxes

The income (loss) before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$792	$(1,199)	$62
State	512	585	469

	1,304	(614)	531

Deferred:
Federal	15,098	(63,954)	2,762
State	1,810	(7,825)	2,965

	16,908	(71,779)	5,727

	$18,212	$(72,393)	$6,258

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005

Provision (benefit) assuming federal statutory rate	$16,357	$(99,103)	$(9,195)
State taxes, net of federal tax benefit	1,926	(8,789)	(66)
Change in valuation allowance	(418)	4,084	2,299
Executive compensation	—	54	1,323
Impairment of goodwill	—	30,539	11,698
Other	347	822	199

	$18,212	$(72,393)	$6,258

Effective income tax rate on continuing operations	39.0%	(25.6% )	23.8%

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2007	2006

Deferred tax liabilities:
Equity investments	$262,736	$266,079
Intangible assets	193,815	189,926
Property and equipment	16,872	20,675
Minority interest	376	3,357
Other	21,876	19,506

	495,675	499,543

Deferred tax assets:
Net operating loss carryforwards	(96,602)	(114,443)
Other	(37,813)	(36,826)
Valuation allowance	13,288	13,706

	(121,127)	(137,563)

Net deferred tax liabilities	$374,548	$361,980

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. Our valuation allowance was $13.3 million as of December 31, 2007, which represents a decrease of $0.4 million for the year ended December 31, 2007. Components of our valuation allowance were:

•	state net operating loss carryforwards of $8.4 million, including $1.6 million recorded in connection with the 2002 acquisition of Sunrise Television Corp.;

•	state deferred tax assets of $1.6 million recorded in connection with the 2005 Viacom Station Acquisition, and the 2005 and 2006 Emmis Station Acquisition; and

•	state deferred tax assets of $3.3 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2007, we had federal net operating loss carryforwards of approximately $251.9 million that begin to expire in 2021.

We recorded no amounts related to uncertain tax positions for the year ended December 31, 2007. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions and Puerto Rico. Tax years 2003-2006 remain open to examination by major taxing jurisdictions

Note 16 —	Share Repurchase Program

On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of our class A common stock. Share repurchases under the program may be made from time-to-time in the open market or in privately negotiated transactions. The program may be suspended or discontinued at any time and has no specific termination date. During the year ended December 31, 2006 and December 31, 2005 we repurchased 1,437,700 and 368,728 shares of our common stock, respectively, for $13.2 million and $4.8 million, respectively. We made no repurchases during the year ended December 31, 2007.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 17 —	Unaudited Quarterly Data

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net revenues	$91,804	$101,753	$93,740	$108,613
Operating income	15,557	22,580	17,658	54,562	(1)

(Loss) income from continuing operations	(1,585)	4,098	2,558	23,472
Income (loss) from discontinued operations	22,317	(584)	(825)	4,231

Net income	$20,732	$3,514	$1,733	$27,703

Basic income per common share:
(Loss) income from continuing operations	$(0.03)	$0.08	$0.05	$0.47
Income (loss) from discontinued operations	0.45	(0.01)	(0.02)	0.08

Net income	$0.42	$0.07	$0.03	$0.55

Diluted income per common share:
(Loss) income from continuing operations	$(0.03)	$0.08	$0.05	$0.45
Income (loss) from discontinued operations	0.45	(0.01)	(0.02)	0.08

Net income	$0.42	$0.07	$0.03	$0.53

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Basic	50,255	50,482	50,507	50,529
Diluted	50,255	52,515	52,082	55,097

(1)	During the fourth quarter of 2007, we sold our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash. The gain of approximately $25.8 million was included in our income from continuing operations.

(2)	We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R. We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	2006	2006		2006(4)	2006

Net revenues	$89,169	$101,248		$102,398	$127,653
Operating income (loss)	10,794	(305,693	)(1)(3)	23,087	36,013	(5)

(Loss) income from continuing operations	(1,250)	(236,066	)(2)	3,702	5,259
(Loss) income from discontinued operations	(3,069)	(8,291)		151	5,064

Net (loss) income	$(4,319)	$(244,357)		$3,853	$10,323

Basic income per common share:
(Loss) income from continuing operations	$(0.03)	$(4.70)		$0.08	$0.11
(Loss) income from discontinued operations	(0.06)	(0.17)		0.00	0.10

Net (loss) income	$(0.09)	$(4.87)		$0.08	$0.21

Diluted income per common share:
(Loss) income from continuing operations	$(0.03)	$(4.70)		$0.08	$0.11
(Loss) income from discontinued operations	(0.06)	(0.17)		0.00	0.10

Net (loss) income	$(0.09)	$(4.87)		$0.08	$0.21

Weighted-average number of common shares outstanding used in calculating (loss) income per common share:
Basic	50,787	50,217		48,944	48,968
Diluted	50,787	50,217		48,999	49,125

(1)	In the second quarter of 2006, we recorded an impairment charge of $318.1 million, comprised of a broadcast license impairment of $222.8 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million.

(2)	In the second quarter of 2006, we recorded an impairment charge of $5.0 million for our entire investment in U.S. Digital Television LLC, which filed for bankruptcy protection on July 11, 2006.

(3)	In the second quarter of 2006, in connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million severance expense.

(4)	On July 26, 2006, we signed an agreement to acquire KASA-TV and on September 15, 2006, we began providing programming, sales and other related services to KASA-TV under a local marketing agreement.

(5)	During the fourth quarter of 2006, we recorded a restructuring charge of approximately $4.7 million as part of an approved plan to centralize accounting for all of our owned-and-operated stations and to eliminate or reduce other contractual and lease costs.

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 18 —	Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2007	2006	2005

Supplemental cash flow information:
Cash paid for interest expense — continuing operations	$55,644	$61,799	$40,289

Cash paid for (refunded from) income taxes — continuing operations	862	262	(115)
Cash paid for income taxes — discontinued operations	621	5,337	1,753

Cash paid for income taxes	$1,483	$5,599	$1,638

Non-cash investing activities:
On July 26, 2006, we entered into an asset purchase agreement to acquire the broadcast license, operating assets and liabilities of KASA-TV for $55.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$62,046
Cash paid(1)		(55,000)

Liabilities assumed		$7,046

(1) We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

On July 7, 2006, we acquired the broadcast license, operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired		$3,004
Cash paid		(3,004)

Liabilities assumed		$—

On November 30, 2005, we acquired the broadcast licenses, operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to program WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast licenses and operating assets acquired			$272,473
Cash paid			(257,174)

Liabilities assumed			$15,299

On March 31, 2005, we acquired the broadcast license, operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast licenses and operating assets acquired			$126,870
Cash paid			(85,000)

Liabilities assumed			$41,870

LIN TV Corp.

Notes to Consolidated Financial Statements — (Continued)

Note 19 —	Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Operations	Deductions	Period

Allowance for doubtful accounts as of December 31, (in thousands):
2007	$1,208	$1,709	$1,277	$1,640
2006	1,148	1,026	966	1,208
2005	1,450	(140)	162	1,148
Valuation allowance on state deferred tax assets as of December 31, (in thousands):
2007	$13,706	$(418)	$—	$13,288
2006	9,621	4,085	—	13,706
2005	5,364	4,257	—	9,621

LIN Television Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN Television Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2005, the manner in which it accounts for its defined benefit pension plan in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Hartford, Connecticut
March 14, 2008

LIN Television Corporation

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,031	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 — $1,640; 2006 — $1,208)	89,081	90,576
Program rights	4,360	18,139
Assets held for sale	289	20,176
Other current assets	3,077	2,963

Total current assets	136,838	137,939
Property and equipment, net	191,250	199,154
Deferred financing costs	14,406	17,717
Equity investments	55,480	62,744
Program rights	6,776	12,065
Goodwill	535,418	532,972
Broadcast licenses and other intangible assets, net	1,021,290	1,041,153
Assets held for sale	9,180	105,989
Other assets	11,330	16,113

Total assets	$1,981,968	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,300	$10,313
Accounts payable	11,415	8,088
Accrued compensation	6,754	12,238
Accrued interest expense	5,018	5,144
Accrued contract costs	6,934	5,339
Other accrued expenses	13,573	24,353
Program obligations	11,944	25,939
Liabilities held for sale	549	12,933

Total current liabilities	80,487	104,347
Long-term debt, excluding current portion	808,476	936,485
Deferred income taxes, net	374,548	361,980
Program obligations	11,551	16,836
Liabilities held for sale	198	2,162
Other liabilities	41,564	105,284

Total liabilities	1,316,824	1,527,094

Commitments and Contingencies (Note 14)

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at December 31, 2007 and December 31, 2006	9,046	10,031

Stockholders’ equity:
Investment in parent company’s stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,096,982	1,087,921
Accumulated deficit	(408,726)	(462,408)
Accumulated other comprehensive loss	(14,153)	(18,787)

Total stockholders’ equity	656,098	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,981,968	$2,125,846

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

Net revenues	$395,910	$420,468	$315,446
Operating costs and expenses:
Direct operating	116,611	115,398	91,371
Selling, general and administrative	114,741	118,951	87,230
Amortization of program rights	24,646	24,890	24,643
Corporate	21,706	31,589	20,495
Depreciation	30,847	32,433	28,410
Amortization of intangible assets	2,049	4,737	1,941
Impairment of intangible assets and goodwill	—	318,071	33,421
Restructuring (benefit) charge	(74)	4,746	—
(Gain) loss from asset sales	(24,973)	5,452	345

Operating income (loss)	110,357	(235,799)	27,590
Other expense (income):
Interest expense, net	64,249	70,479	47,044
Share of income in equity investments	(2,091)	(3,708)	(2,543)
Loss (gain) on derivative instruments	223	(1,185)	(4,691)
Loss on extinguishment of debt	855	—	14,395
Other, net	366	(637)	(343)

Total other expense, net	63,602	64,949	53,862
Income (loss) from continuing operations before provision for (benefit from) income taxes	46,755	(300,748)	(26,272)
Provision for (benefit from) income taxes	18,212	(72,393)	6,258

Income (loss) from continuing operations	28,543	(228,355)	(32,530)
Discontinued operations:
Income (loss) from discontinued operations, net of (benefit from) provision for income taxes of $(3,308), $(1,955) and $8,505 for the years ended December 31, 2007, 2006 and 2005, respectively	2,973	(6,145)	6,389
Gain from the sale of discontinued operations, net of benefit from income taxes of $2,619, for the year ended December 31, 2007	22,166	—	—

Net income (loss)	$53,682	$(234,500)	$(26,141)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

			Investment
			in Parent
			Company’s			Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock,	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	at cost	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except share data)

Balance at December 31, 2004	1,000	$—	$—	$1,072,320	$(201,767)	$(14,590)	$855,963	—
Minimum additional pension liability, net of tax	—	—	—	—	—	(1,078)	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	—	2,125	—	—	2,125	—
Issuance of class A common shares in exchange for class B common shares	—	—	—	—	—	—	—	—
Tax benefit from stock exercises	—	—	—	1,030	—	—	1,030	—
Stock-based compensation	—	—	—	1,750	—	—	1,750
Investment in parent company’s common stock	—	—	(4,777)	—	—	—	(4,777)	—
Net loss	—	—	—	—	(26,141)	—	(26,141)	(26,141)

Comprehensive loss — 2005								$(27,219)

Balance at December 31, 2005	1,000	$—	$(4,777)	$1,077,225	$(227,908)	$(15,668)	$828,872
Amortization of prior service cost, net of tax	—	—	—	—	—	(435)	(435)	(435)
Amortization of net loss, net of tax	—	—	—	—	—	1,775	1,775	1,775
Adjustment to initially apply SFAS 158	—	—	—	—	—	(3,822)	(3,822)	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	—	944	—	—	944	—
Tax benefit from stock exercises	—	—	—	384	—	—	384	—
Stock-based compensation	—	—	—	9,368	—	—	9,368	—
Investment in parent company’s common stock	—	—	(13,228)	—	—	—	(13,228)
Net loss	—	—	—	—	(234,500)	—	(234,500)	(234,500)

Comprehensive loss — 2006								$(233,797)

Balance at December 31, 2006	1,000	$—	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721
Amortization of prior service cost, net of tax	—	—	—	—	—	76	76	76
Amortization of net loss, net of tax	—	—	—	—	—	5,642	5,642	5,642
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(1,503)	(1,503)	(1,503)
Recognition of accumulated benefit obligation for discontinued operations	—	—	—	—	—	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	—	2,064	—	—	2,064	—
Tax benefit from stock exercises	—	—	—	778	—	—	778	—
Stock-based compensation, continuing operations	—	—	—	6,171	—	—	6,171	—
Restricted shares cancelled	—
Stock-based compensation, discontinued operations	—	—	—	48	—	—	48	—
Net income	—	—	—	—	53,682	—	53,682	53,682

Comprehensive income — 2007								$58,316

Balance at December 31, 2007	1,000	$—	$(18,005)	$1,096,982	$(408,726)	$(14,153)	$656,098	—

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$53,682	$(234,500)	$(26,141)
(Income) loss from discontinued operations	(2,973)	6,145	(6,389)
Gain from sale of discontinued operations	(22,166)	—	—
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,847	32,433	28,410
Amortization of intangible assets	2,049	4,737	1,941
Amortization of financing costs and note discounts	8,608	8,664	6,751
Amortization of program rights	24,646	24,890	24,643
Program payments	(27,604)	(25,784)	(24,397)
Program payment buyouts	—	—	(21,420)
Loss on extinguishment of debt	855	—	14,395
Loss (gain) on derivative instruments	223	(1,185)	(4,691)
Impairment of intangible assets and goodwill	—	318,071	33,421
Share of income in equity investments	(2,091)	(3,708)	(2,543)
Deferred income taxes, net	18,875	(74,864)	3,989
Stock-based compensation	5,859	8,942	3,738
(Gain) loss from asset sales	(24,973)	5,452	345
Other, net	5,914	(2,669)	(30)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,927	(13,693)	(15,881)
Other assets	1,842	298	(126)
Accounts payable	3,327	1,701	2,814
Accrued interest payable	(126)	(1,409)	(1,565)
Other accrued expenses	(23,214)	21,012	19,637

Net cash provided by operating activities, continuing operations	55,507	74,533	36,901
Net cash (used in) provided by operating activities, discontinued operations	(12,791)	5,064	2,334

Net cash provided by operating activities	42,716	79,597	39,235

INVESTING ACTIVITIES:
Capital expenditures	(25,290)	(22,294)	(15,460)
Distributions from equity investments	3,113	4,890	4,953
Payments for business combinations	(52,250)	(5,754)	(342,174)
Acquisition of broadcast licenses	—	431	(232)
Proceeds from sale of 700 MHz licenses and other operating assets	39,250	—	—
Other investments, net	(620)	(1,624)	(3,955)

Net cash used in investing activities, continuing operations	(35,797)	(24,351)	(356,868)
Net cash provided by (used in) investing activities, discontinued operations	138,844	(644)	(1,992)

Net cash provided by (used in) investing activities	103,047	(24,995)	(358,860)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,064	944	2,125
Proceeds from borrowings on long-term debt	60,000	—	836,253
Principal payments on long-term debt	(180,125)	(41,000)	(494,940)
Cash expenses associated with early extinguishment of debt	—	—	(7,108)
Long-term debt financing costs	—	(124)	(15,590)
Investment in parent company’s common stock, at cost	—	(13,228)	(4,777)

Net cash (used in) provided by financing activities, continuing operations	(118,061)	(53,408)	315,963

Net cash used in financing activities	(118,061)	(53,408)	315,963

Net increase in cash and cash equivalents	27,702	1,194	(3,662)
Cash and cash equivalents at the beginning of the period	12,329	11,135	14,797

Cash and cash equivalents at the end of the period	40,031	12,329	11,135
Less cash and cash equivalents from discontinued operations, end of the period	—	6,244	5,628

Cash and cash equivalents from continuing operations, end of the period	$40,031	$6,085	$5,507

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation

Notes to Consolidated Financial Statements

Note 1 —	Basis of Presentation and Summary of Significant Accounting Policies

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is the wholly-owned subsidiary of LIN TV Corp.

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all debt on a joint-and-several basis.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued as of September 30, 2007. (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. Accordingly, no separate or additional financial information about the subsidiaries or our Company on a stand-alone basis is provided. We operate in one reportable segment.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” our interest in Banks Broadcasting was consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV, the FOX affiliate in Albuquerque, was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

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

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments is included in consolidated net income or loss.

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet websites. We recognize retransmission consent fees in the period in which these services are performed.

Barter transactions

We account for barter transactions at the fair value of the goods or services we receive from our customers, or the advertising time provided, whichever is more clearly indicative of fair value based on the judgment of our management. We record barter advertising revenue at the time the advertisement is aired and barter expense at the time the goods or services are used. We account for barter programs at fair value based on a calculation using the actual cash advertisements we sell within barter programs multiplied by the program profit margin for similar syndicated programs where we pay cash to acquire the program rights. We record barter program revenue and expense when we air the barter program. In accordance with SFAS 63 “Financial Reporting by Broadcasters,” we do not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Barter revenue	$8,047	$9,289	$7,365
Barter expense	7,667	9,085	7,736

	$380	$204	$(371)

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $6.1 million, $5.7 million and $4.7 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario that excludes network compensation payments. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill.

An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national and local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.

Long lived-assets

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

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

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2007, we had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”) and its related implementation guidance in accounting for stock-based employee compensation arrangements using the modified prospective approach. We estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. We elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We used the first-vested, first-exercised basis in accounting for option exercises.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the years ended December 31, 2007 and 2006, and the three-month period ended December 31, 2005. The table also presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) for the nine-month period ended September 30, 2005 (in thousands):

	Based on the Accounting Rules Under
	SFAS 123R			APB 25
			Three Month	Nine-Month
			Period Ended	Period Ended
	Year Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Direct operating	$653	$1,053	$201	$—
Selling, general and administrative	1,348	1,793	421	325
Corporate	3,858	6,096	1,244	1,547

Stock-based compensation expense before tax	5,859	8,942	1,866	1,872

Income tax benefit	(2,051)	(3,130)	(653)	(655)

Net stock-based compensation expense	$3,808	$5,812	$1,213	$1,217

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based compensation” (“SFAS 123”), to stock-based employee compensation for the periods prior to October 1, 2005 (in thousands, except per share data):

Nine Months
Ended
September 30,
2005

Net loss, as reported	$(26,141)
Add: Stock-based employee compensation expense, included in reported net loss, net of tax effect	1,106
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)

Net loss, pro forma	$(26,322)

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

If we incur additional indebtedness or amend or replace our current indebtedness, the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and debt are carried in the consolidated financial statements at amounts that approximate fair value (see Note 7 relating to Debt). Fair values are based on quoted market prices.

Derivative financial instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. Derivative financial instruments are not used for trading purposes.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS 87 “Employer’s Accounting for Pensions” (“SFAS 87”). We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”) and recorded the unfunded status of our plan as of December 31, 2006.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141R “Business Combinations,” (“SFAS 141R”) which is effective for the first fiscal year that begins after December 15, 2008. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), however it retains the fundamental principles under SFAS 141. The changes under SFAS 141R include: a) the change in the accounting approach for business combinations from “purchase accounting” to “acquisition accounting”; b) includes all transactions and events in which one entity obtains control over one or more other businesses; c) requires that acquired assets and liabilities be measured individually at fair value at the acquisition date; and d) expands financial statement disclosures. SFAS 141R is effective prospectively for all business combinations or other defined transactions occurring on or after January 1, 2009 and early adoption is prohibited. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to the non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115” (“SFAS 159”), which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are not adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 in the first quarter of 2008 will have a material impact on our financial statements.

Note 2 —	Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast license, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007 (the “KASA-TV Acquisition”). The primary reasons for this station acquisition was a result of our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.

As required under FIN 46R, we, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, intangible assets, and program rights and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.6 million.

2005 and 2006 Emmis Station Acquisitions

On July 7, 2006, we completed the purchase of all assets, including the broadcast license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). We had been providing programming, sales and other related services to WBPG-TV pursuant to a local marketing agreement since November 30, 2005.

On November 30, 2005, we purchased four network-affiliated television stations from Emmis for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, and its regional satellite stations; WALA-TV, the FOX affiliate serving Mobile/Pensacola; WLUK-TV, the FOX affiliate serving Green Bay; and WTHI-TV, the CBS affiliate serving Terre Haute. We also entered into: a) a local marketing agreement to provide programming, sales and other related services to WBPG-TV, the CW affiliate serving Mobile/Pensacola; and b) a purchase option for $3.0 million to acquire WBPG-TV from Emmis upon FCC approval. The primary rationale for acquiring these stations was our anticipated ability to increase the future operating income of these stations by reducing engineering and accounting costs, where possible, using one of our regional television technology centers, improving the local news franchises and capturing increased revenue share as a result of the improvement in the local news franchises.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

2005 Viacom Station Acquisitions

On March 31, 2005, we purchased WNDY-TV, the MyNetworkTV affiliate serving Indianapolis, and WWHO-TV, the CW affiliate serving Columbus, from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary rationale for acquiring these stations was our anticipated ability to increase the future operating income of these stations by reducing engineering and accounting costs using one of our regional television technology centers and capturing increased revenue share. In addition, we closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by us in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.

The following table summarizes our acquisitions for the last three years (in thousands):

	Viacom Stations	Emmis Stations	WBPG-TV	KASA-TV
	Acquisition on	Acquisition on	Acquisition on	Acquisition on
	March 31,	November 30,	July 7,	February 22,
	2005	2005	2006	2007(2)

Fair value of assets and liabilities acquired:
Accounts receivable	$524	$—	$—	$—
Program rights, short-term	4,373	3,029	—	556
Other current assets	83	96	—	—
Property and equipment	14,806	40,215	—	5,937
Program rights, long-term	2,546	1,664	—	648
Equity investments	—	124	—	—
Goodwill(1)	35,653	38,040	—	12,557
Broadcast licenses and other intangibles	57,880	185,642	3,004	41,244
Deferred tax assets	11,005	3,663	—	1,104

Total assets	126,870	272,473	3,004	62,046
Accrued expenses	1,813	8,627	—	2,784
Program obligations, short-term	7,783	3,755	—	972
Program obligations, long-term	6,615	1,191	—	2,154
Other long-term liabilities	25,659	1,726	—	1,136

Total liabilities	41,870	15,299	—	7,046
Total purchase price, including direct acquisition expenses	$85,000	$257,174	$3,004	$55,000

(1)	This includes tax-deductible goodwill of $12.3 million for the stations acquired from Viacom, $31.9 million for the stations acquired from Emmis and $10.9 million for KASA-TV.

(2)	The acquisition of KASA-TV was completed on February 22, 2007, however as the primary beneficiary of KASA-TV as defined under FIN 46R, we consolidated KASA-TV’s assets and liabilities into our financial statements on July 26, 2006, the date we signed the definitive agreement to purchase KASA-TV’s assets and liabilities. We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The results of the former Viacom, Emmis and Raycom stations are included in the consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth unaudited pro forma information as if the acquisition of the stations acquired from Viacom, Emmis and Raycom had occurred on January 1, 2005 (in thousands):

	Year Ended December 31,
	2006	2005

Net revenues	$430,281	$386,525
Operating (loss) income	(235,109)	37,054
Loss from continuing operations	(226,157)	(33,576)
(Loss) income from discontinued operations	(6,145)	6,389
Net loss	$(232,302)	$(27,187)

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2007 (in thousands):

		Balance				Balance
		as of	Year Ended			as of
		December 31,	December 31, 2007			December 31,
	Acquisition Date	2006	Payments	Adjustments		2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$31	$(65	)(1)	$40
Stations acquired from Viacom	March 31, 2005	295	209	—		86
Stations acquired from Emmis	November 30, 2005	6,157	1,100	(413	)(2)	4,644
Station acquired from Raycom	February 22, 2007	—	—	446	(3)	446

		$6,588	$1,340	$(32)		$5,216

(1)	Represents the adjusted amounts owed related to retirement benefit obligations for a former station owned by Sunrise Television Corp.

(2)	Represents an adjustment to write-off the outstanding reserve balance for estimated operating agreement payments and other transactional costs related to the acquisition.

(3)	Represents an adjustment to accrue operating agreement payments for a system to be discontinued.

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2006 (in thousands):

		Balance				Balance
		as of	Year Ended			as of
		December 31,	December 31, 2006			December 31,
	Acquisition Date	2005	Payments	Adjustments		2006

Acquisition of Sunrise Television Corp.	May 2, 2002	$211	$75	$—		$136
Stations acquired from Viacom	March 31, 2005	295	—	—		295
Stations acquired from Emmis	November 30, 2005	7,910	1,317	(436	)(1)	6,157

		$8,416	$1,392	(436)		$6,588

(1)	Represents an adjustment to severance costs obligations for the Emmis stations.

Note 3 —	Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Out-of-Period Adjustment

We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.

We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which currently owns KNIN-TV, a CW affiliate in Boise. As the primary beneficiary of Banks Broadcasting, as determined by FIN 46R, we have consolidated the assets, liabilities and non-controlling interests into our financial statements since March 31, 2004.

On July 19, 2007 Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million is being held in escrow pending satisfaction of certain indemnification obligations. Our consolidated operating results include a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million. In 2007, Banks Broadcasting also sold certain of its 700MHz spectrum licenses for $3.1 million in cash.

In September 2007, the Board of Directors of Banks Broadcasting authorized the sale of its remaining station, KNIN-TV. Upon the completion of this sale and the release of the KSCW-TV escrow, Banks Broadcasting will be liquidated.

During the year ended December 31, 2007, Banks Broadcasting distributed $2.0 million in cash to us. We received no cash distributions from Banks Broadcasting during the years ended December 31, 2006 and 2005; and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2007 or 2006. We made a capital contribution to Banks Broadcasting of $0.6 million for year ended December 31, 2005.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts of assets and liabilities segregated on our balance sheet as held for sale, are as follows (in thousands):

	December 31,
	2007	2006
	Banks Broadcasting	Puerto Rico
Cash	$—	$6,244
Accounts receivable	—	7,567
Program rights	271	4,192
Other current assets	18	2,173

Total current assets	289	20,176
Property and equipment, net	748	29,130
Program rights	189	3,979
Goodwill	—	4,828
Intangible assets, net	8,243	68,052

Total assets	$9,469	$126,165

Accounts payable	$6	$933
Accrued sales volume discounts	—	4,018
Other accrued expenses	308	3,826
Program obligations	235	4,156

Total current liabilities	549	12,933
Program obligations	198	1,247
Other liabilities	—	915

Total liabilities	$747	$15,095

The following presents summarized information for the discontinued operations for the periods shown (in thousands):

	Year Ended December 31,
	2007			2006			2005
	Puerto	Banks		Puerto	Banks		Puerto	Banks
	Rico	Broadcasting	Total	Rico	Broadcasting	Total	Rico	Broadcasting	Total

Net revenues	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152	$59,235	$5,701	$64,936
Operating income (loss)	(1,094)	1,702	608	5,090	(17,025)	(11,935)	15,544	(1,119)	14,425
Net (loss) income	(368)	3,341	2,973	3,839	(9,984)	(6,145)	7,648	(1,259)	6,389

Note 4 —	Investments

We have investments in joint ventures with third parties that have interests in other television stations or broadcast related businesses. The following presents our basis in these ventures (in thousands):

	December 31,
	2007	2006

NBC Universal joint venture	$55,352	$55,413
WAND(TV) Partnership	—	6,831
Other	128	500

	$55,480	$62,744

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash distributions from equity investment	$80,298	$90,773	$85,784
Income from equity investment	77,345	92,468	83,902
Other expense, net	(66,146)	(65,476)	(65,843)
Net income	11,199	26,992	18,059
Cash distributions to us	2,344	4,890	4,483

	December 31,
	2007	2006

Current assets	$15,298	$11,860
Non-current assets	230,301	233,861
Current liabilities	725	725
Non-current liabilities	815,500	815,500

Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $783.8 million as of December 31, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formulation of our Company in 1998.

WAND(TV) Partnership

On November 1, 2007, we sold our 33.33% interest in WAND(TV) Partnership to a wholly-owned subsidiary of Block Communications, Inc. for $6.8 million in cash and recorded a gain of approximately $0.7 million.

Prior to the sale of WAND(TV) Partnership, we accounted for our 33.33% interest using the equity method, as we did not have a controlling interest. Our management services agreement with WAND(TV) Partnership, under which we provided specified management, engineering and related services for a fixed fee, was also terminated on November 1, 2007. Included in this agreement was a cash management arrangement under which we incurred expenditures on behalf of WAND(TV) Partnership and were periodically reimbursed. The amount due to us from WAND(TV) Partnership under this arrangement was approximately $1.1 million as of December 31, 2006.

The partnership recorded an impairment of $5.9 million and $3.4 million for the broadcast license of WAND-TV for the year ended December 31, 2006 and 2005, respectively. The 2006 impairment was

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

due to a decline in market growth resulting in lower revenues and operating margins. The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Nine Months
	Ended
	November 1
	(Date of Sale)	Year Ended December 31,
	2007	2006	2005

Net revenues	$4,503	$8,538	$6,577
Operating income (loss)	358	(1,895)	(3,468)
Net loss	(307)	(5,292)	(3,432)
Cash distributions	$700	—	470

December 31,
2006

Current assets	$4,723
Non-current assets	13,992
Current liabilities	2,296

Note 5 —	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Land and land improvements	$17,284	$17,263
Buildings and fixtures	128,960	130,531
Broadcast equipment and other	239,617	223,660

	385,861	371,454
Less accumulated depreciation	(194,611)	(172,300)

	$191,250	$199,154

We recorded depreciation expense of $30.8 million, $32.4 million and $28.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining
	Useful Life		December 31,
	(Years)		2007	2006

Amortized Intangible Assets:
LMA purchase options	1		$64	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,979	5,964
Accumulated amortization			(6,414)	(9,424)

			1,382	3,417

Unamortized Intangible Assets:
Broadcast licenses			1,019,908	1,037,736
Goodwill			535,418	532,972

			1,555,326	1,570,708

Summary:
Goodwill			535,418	532,972
Broadcast licenses and other intangible assets, net			1,021,290	1,041,153

Total intangible assets			$1,556,708	$1,574,125

(1)	Represents the weighted-average life.

The decrease in broadcast licenses is primarily a result of the sale of Banks Broadcasting station, KSCW-TV on July 19, 2007 and the reclassification of the remaining broadcast licenses of Banks Broadcasting as assets held for sale, and the sale of our 700 MHz licenses. The increase of $2.4 million in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. We recorded amortization expense of $2.0 million, $4.7 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005. We recorded an impairment of our unamortized intangible assets of $318.1 million and $33.4 million for the years ended December 31, 2006 and 2005. There was no impairment of unamortized intangible assets at December 31, 2007.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Amortization expense	$264	$80	$74	$68	$61	$835	$1,382

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2007	2006

Credit facility	$154,875	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 – Class B (net of discount of $10,519 and $12,411 at December 31, 2007 and December 31, 2006, respectively)	179,481	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 and $5,791 at December 31, 2007 and December 31, 2006, respectively)	123,420	119,209

Total debt	832,776	946,798
Less current portion	24,300	10,313

Total long-term debt	$808,476	$936,485

Credit Facility

Our credit facility includes a $275 million term loan and a $275 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. Effective as of December 31, 2007, we are required to make mandatory quarterly payments on the term loans. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales, if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $120.1 million of the term loans during 2007, including $7.1 million related to mandatory quarterly payments and $113.0 million from cash proceeds of certain asset sales. If we do not reinvest the remaining proceeds from the 2007 asset sales, we will be required to make an additional payment of approximately $16.0 million and $41.0 million in the first quarter and fourth quarter of 2008, respectively.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain operating assets and investments, including share and debt repurchases. For example, we are permitted to repurchase all or a portion of the 2.50% Exchangeable Senior Subordinated Debentures should the holders of those debentures require us to repurchase them on May 15, 2008.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving
	Facility	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2007	$—	$154,875
Unused balance at December 31, 2007	275,000	—
Average rates for year ended December 31, 2007:
Adjusted LIBOR	5.32%	4.83% to 5.36%
Applicable margin	1.38%	1.25% to 1.40%

Interest rate	6.70%	6.21% to 6.75%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At December 31, 2007, we were in compliance with all of the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated	Senior Subordinated
	Subordinated Notes	Notes – Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require our Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes – Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

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

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

						2.50%
					6 1/2% Senior	Exchangeable
	Credit Facility			6 1/2% Senior	Subordinated	Senior
	Revolving			Subordinated	Notes —	Subordinated
	Facility	Term Loans		Notes	Class B	Debentures		Total

Final maturity date	11/4/2011	11/4/2011		5/15/2013	5/15/2013	5/15/2033	(1)

2008	$—	$24,300	(2)	$—	$—	$—		$24,300
2009	—	24,300		—	—	—		24,300
2010	—	24,300		—	—	—		24,300
2011	—	81,975		—	—	—		81,975
2012	—	—		—	—	—		—
Thereafter	—	—		375,000	190,000	125,000		690,000

Total	$—	$154,875		$375,000	$190,000	$125,000		$844,875

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. Should we be required to repurchase these debentures, we would draw-down our available revolving credit facility to fund the repurchase.

(2)	The above table excludes any pay-down of our term loan with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2007	2006

Carrying amount	$832,776	$946,798
Fair value	809,769	930,819

Note 8 —	Stock-Based Compensation

We have several stock-based employee compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permit us to grant non-qualified options in LIN TV Corp.’s class A common stock or restricted stock units, which convert into LIN TV Corp.’s class A common stock upon vesting, to certain directors, officers and key employees of our Company.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents the stock-based compensation expense included in our consolidated statements of income for the years ended December 31, 2007 and 2006, and the three-month period ended December 31, 2005. The table also presents for the nine-month period ended September 30, 2005. (in thousands):

	Based on the Accounting Rules Under
	SFAS 123R			APB 25
			Three Months	Nine Months
			Ended	Ended
	Year Ended December 31,		December 31,	September 30,
	2007	2006	2005	2005

Employee stock purchase plans	$(36)	$109	$33	$—
Employee stock option plans	3,834	1,278	707	—
Restricted stock unit awards	2,374	6,258	703	64
Modifications to stock option agreements	(313)	1,297	423	1,808

Stock-based compensation expense before tax	5,859	8,942	1,866	1,872

Income tax benefit	(2,051)	(3,130)	(653)	(655)

Net stock-based compensation expense	$3,808	$5,812	$1,213	$1,217

We recorded modifications to the stock option agreements of $(0.3) million, $1.3 million, $0.4 million and $1.8 million for the years ended December 31, 2007 and 2006, for the three months ended December 31, 2005 and nine months ended September 30, 2005, respectively. The modifications impacted 11 employees in 2007, 11 employees in 2006 and 33 employees in 2005. These modifications related to the following:

•	We are required to make cash payments related to certain employee option agreements granted in 1998 when these employees exercise their options and the market price of LIN TV Corp.’s class A common stock is below the option exercise price. Stock-based compensation (income) expense of $(0.3) million, $(0.4) million, $0.3 million and $1.6 million was recorded that related to this modification for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the nine months ended September 30, 2005, respectively. We made payments to employees that related to this provision of $0.2 million, $1.0 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005.

•	We accelerated the vesting of all of our former Chief Executive Officer’s outstanding options and restricted stock awards as part of his severance agreement related to his retirement and recorded $1.7 million of stock-based compensation expense related to this modification for the year ended December 31, 2006.

•	We modified our 1998 Option Plan allowing terminated employees 60 days to exercise their options consistent with the terms of our 2002 Stock Plan. Stock-based compensation expense of $0.1 million and $0.2 million was recorded that related to this modification for the three months ended December 31, 2005 and the nine months ended September 30, 2005, respectively.

We did not capitalize any stock-based compensation for the years ended December 31, 2007, 2006 and 2005.

We expect stock-based compensation expense to increase over the next two years due to continued vesting of existing option and stock awards. We have not yet recognized compensation expense relating to these unvested employee stock options and stock awards of $8.1 million in the aggregate,

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

which will be recognized over a weighted-average future period of approximately 2.1 to 2.3 years.

For the year ended December 31, 2007 we received $1.2 million in cash from the exercise of stock options.

Employee Tender Offer to Exchange Stock Options for Restricted Stock

On December 22, 2005 we completed a tender offer that permitted employees to exchange outstanding options to purchase shares of LIN TV Corp.’s class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of LIN TV Corp.’s class A common stock when options are exercised. There were 8,200,000 shares authorized for grant under the various Option Plans and 2,175,268 shares available for future grant as of December 31, 2007. Both the shares authorized and shares available exclude 1,470,688 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans as follows (in thousands, except per share data):

	December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at the beginning of the year	3,050	$9.35	910	$13.54	4,179	$—
Granted during the year	1,233	13.33	2,614	8.23	457	14.03
Exercised or converted during the year	(95)	12.61	—	—	(108)	10.90
Forfeited during the year	(121)	15.82	(474)	11.23	(573)	22.46
Exchange for restricted stock awards	—	—	—	—	(3,045)	22.46

Outstanding at the end of the year	4,067	$10.28	3,050	$9.35	910	$13.54

Exercisable or convertible at the end of the year	868	$9.98	274	$15.19	454	$12.84

Total intrinsic value of options exercised	$202		$—		$750

Total fair value of options vested during the year	$4,676		$5,545		$3,890

Total fair value of options granted during the year	$16,429		$21,509		$6,408

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about our Option Plans at December 31, 2007 (in thousands, except per share data):

	Options Outstanding
	and Expected to Vest			Options Vested
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.43 to $8.72	1,523	8.6	$7.83	379	$7.83
$8.73 to $12.03	1,679	9.1	10.00	254	8.92
$12.08 to $23.60	865	7.8	15.15	235	14.58

	4,067		$10.28	868	$9.98

Weighted average remaining contractual life		8.7

Total intrinsic value		$9,963			$2,413

We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2007	2006	2005

Expected term(1)	5 to 7 years	5 to 7 years	3 to 6 years
Expected volatility(3)	26% to 32%	24% to 26%	24%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	3.3% to 5.1	4.6% to 5.1%	3.7 to 4.4%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose information was publicly available, as our exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002, as well as comparison to peer companies.

Restricted Stock Awards

We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. We granted 312,000 shares and 1,291,000 shares of restricted stock awards for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, 607,000 shares of restricted stock were unvested.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table provides additional information regarding the restricted stock awards (in thousands, except per share data):

	Year End December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Fair		Fair		Fair
	Shares	Value	Shares	Value	Shares	Value

Unvested at the beginning of the year	987	$11.29	1,286	$12.13	—	$—
Granted during the year	2	14.53	312	8.64	1,291	13.27
Vested during the year	(274)	11.24	(522)	11.73	(2)	13.90
Forfeited during the year	(108)	11.40	(89)	11.61	(3)	14.88

Unvested at the end of the year	607	$11.30	987	11.29	1,286	12.13

Total fair value of awards vested during the year	$4,725	$11.24	$6,221	$11.73	$33	$13.90

Phantom Stock Plan

Pursuant to our 1998 Phantom Stock Plan, and as partial consideration for the acquisition of us by LIN TV Corp. in 1998, phantom units exercisable into shares of LIN TV Corp.’s class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of our Company, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding our 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2007	2006	2005

Shares outstanding at the beginning of the year	46	186	328
Shares exercised during the year	(15)	(140)	(142)

Shares outstanding, and exercisable or convertible at the end of the year	31	46	186

Total fair value of shares exercised during the year	$219	$1,063	$2,189

Employee Stock Purchase Plan

Under the terms of our 2002 Employee Stock Purchase Plan, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 174,000 shares available for future grant. During the year ended December 31, 2007, employees purchased 72,604 shares at a weighted average price of

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

$11.74. As the discount offered to employees is in excess of LIN TV Corp.’s per share public offering issuance costs, the amount of the discount is included in our stock-based compensation expense.

Note 9 —	Accumulated Other Comprehensive Income and Losses

The reconciliation of the components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Net Periodic Pension Benefit Cost					Unrealized	Accumulated
	Pension		Prior		Net Periodic	(Loss) Gain	Other
	Tax	Net (Gain)	Service	Discontinued	Pension	on	Comprehensive
	Liability	Loss	Costs	Operations	Benefit Cost	Derivatives	Loss

Balance as of December 31, 2004	$(14,590)	$—	$—	$—	$(14,590)	$—	$(14,590)
Minimum pension liabilities adjustment, net of tax benefit of $708	—	(1,078)	—	—	(1,078)	—	(1,078)

Balance as of December 31, 2005	$(14,590)	$(1,078)	$—	$—	$(15,668)	$—	$(15,668)

Adjustment to initially apply SFAS 158	8,850	(8,850)	—	—	—	—	—
Effect of SFAS 158, net of tax benefit of $2,207	—	(3,403)	—	(419)	(3,822)	—	(3,822)
Amortization of net loss, net of tax provision of $1,154	—	1,775	—	—	1,775	—	1,775
Amortization of prior service costs net of tax benefit of $282	—	—	(435)	—	(435)	—	(435)
Unrealized loss (gain) on cash flow hedges, net of tax benefit of $415	—	—	—	—	—	(637)	(637)

Balance as of December 31, 2006	$(5,740)	$(11,556)	$(435)	$(419)	$(18,150)	$(637)	$(18,787)

Amortization of prior service costs net of tax provision of $49	—	—	76	—	76	—	76
Amortization of net loss, net of tax provision of $3,665	—	5,642	—	—	5,642	—	5,642
Recognition of accumulated benefit obligation, discontinued operations	—	—	—	419	419	—	419
Unrealized loss (gain) on cash flow hedges, net of benefit tax of $970	—	—	—	—	—	(1,503)	(1,503)

Balance as of December 31, 2007	$(5,740)	$(5,914)	$(359)	$—	$(12,013)	$(2,140)	$(14,153)

Note 10 — Derivative Instruments

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value each period. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense from the date of issuance through May 15, 2008. The fair value of these derivative features is $0.4 million at December 31, 2007.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was $3.5 million at December 31, 2007. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

During the second quarter of 2005, we entered into an interest rate swap agreement (“2005 interest rate swap”) in the notional amount of $100 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument. During the second quarter of 2006, we sold the 2005 interest rate swap for $2.8 million.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our derivative activity (in thousands):

	Loss (Gain) on Derivative Instruments			Comprehensive (Loss) Income
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Mark-to-Market Adjustment on:
2.50% Exchangeable Senior Subordinated Debentures	$223	$47	$(3,108)	$—	$—	$—
2005 interest rate swap	—	1,584	(1,583)	—	—	—
2006 interest rate hedge, net of tax	—	—	—	(1,503)	(637)	—
Gain on sale of:
2005 interest rate swap	—	(2,816)	—	—	—	—

	$223	$(1,185)	$(4,691)	$(1,503)	$(637)	$—

Note 11 —	Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) for almost all of our employees. We make contributions to the 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $2.7 million, $2.9 million and $2.2 million to the 401(k) Plan in the years ended December 31, 2007, 2006 and 2005, respectively.

Retirement Plan

We provide a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we make contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We adopted SFAS 158 effective December 31, 2006, which required us to record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2007.

We contributed $3.0 million, $1.6 million and $0.9 million to our pension plan for years ended December 31, 2007, 2006 and 2005, respectively. We anticipate contributing approximately $3.1 million to our pension plan in 2008 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Change in projected benefit obligation:
Projected Benefit obligation, beginning of period	$106,507	$102,660	$96,677
Service cost	2,244	2,207	2,254
Interest cost	6,038	5,823	5,404
Actuarial (gain) loss	(6,505)	(634)	2,945
Benefits paid	(4,099)	(3,549)	(3,575)

Projected benefit obligation, end of period	$104,185	$106,507	$103,705

Accumulated benefit obligation	$98,847	$100,532	$95,959

Change in plan assets:
Fair value of plan assets, beginning of period	$79,190	$72,481	$70,090
Actual return on plan assets	7,828	8,645	5,038
Employer contributions	3,161	1,612	928
Benefits paid	(4,099)	(3,548)	(3,575)

Fair value of plan assets, end of period	$86,080	$79,190	$72,481

Unfunded status of the plan	$(18,105)	$(27,317)	$(31,224)
Unrecognized actuarial gain	—	—	23,784
Unrecognized prior service cost	—	—	1,176

Total amount recognized as accrued benefit liability	$(18,105)	$(27,317)	$(6,264)

The following table include the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December,
	2007	2006

Current pension liability	$(61)	$(125)
Long-term pension liability	(18,044)	(27,192)

Total amount recognized as accrued pension benefit liability	(18,105)	(27,317)

Accumulated other comprehensive loss:
Net (gain) loss, net of tax benefit of $3,836 and $7,501 for years ended December 31, 2007 and 2006, respectively	5,914	11,556
Prior service costs, net of tax benefit of $233 and $282 for years ended December 31, 2007 and 2006, respectively	359	435
Net loss for discontinued operations	—	419
Pension tax liability	5,740	5,740

Accumulated other comprehensive loss related to net periodic pension benefit cost	12,013	18,150

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The total net loss of $5.9 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates.) The prior service costs of $0.4 million, which are net of tax, will be amortized and included in future pension expense over the average employee service period of approximately ten years. During 2008, we expect to amortize net losses of $190,000 and prior service costs of $123,000, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2007.

Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2007	2006	2005

Service cost	$2,244	$2,207	$2,254
Interest cost	6,038	5,824	5,404
Expected return on plan assets	(6,220)	(6,193)	(5,763)
Amortization of prior service cost	123	123	171
Amortization of net loss (gain)	1,182	1,461	922

Net periodic pension benefit cost	$3,367	$3,422	$2,988

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended
December 31,
2008	$4,278
2009	4,918
2010	5,296
2011	5,315
2012	5,664
2013 through 2017	33,545

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets:

	Year Ended December 31,
	2007	2006	2005

Discount rate used to estimate our pension benefit obligations	6.25%	5.75%	5.50%
Discount rate used to determine net periodic pension benefit costs	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%

Actual long-term rate-of-return on plan assets	9.9%	11.5%	7.20%

We used the Citigroup Pension Discount Curve as our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.

Our pension expense is expected to be approximately $2.0 million for 2008. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2008 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2008, our 2008 pension expense will change by approximately $0.4 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category	2007	2007	2006

Equity securities	60 - 70%	70%	68%
Debt securities	30 - 40%	30%	32%

	100%	100%	100%

Note 12 —	Restructuring Charge

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. We recorded a restructuring charge of $4.7 million for the year ended December 31, 2006.

During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge. We expect to pay the remaining contractual costs of approximately $57,000 over the next 12 months.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity for the restructuring charge liability for the year ended December 31, 2007 is as follows (in thousands):

	Balance as of			Balance as of
	December 31,	Year Ended December 31, 2007		December 31,
	2006	Benefit	Payments	2007

Severance and related	$3,982	$(74)	$4,056	$—
Contractual and other	269	—	212	57

Total	$4,251	$(74)	$4,268	$57

Note 13 —	Related Party Transactions

Financial Advisory Agreement.  Prior to November 1, 2005, we had been a party to an agreement with an affiliate of HMC, which provided for reimbursement of certain expenses to HMC incurred in connection with financial consulting services. We incurred fees under this arrangement of $16,000 for the year ended December 31, 2005. The HMC financial advisory agreement was terminated on November 1, 2005 at no cost to us.

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico in which HMC has a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations.

Note 14 —	Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2013. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2007 are as follows (in thousands):

		Syndicated
	Operating Leases	Television
Year	and Agreements	Programming	Total

2008	$13,977	$29,725	$43,702
2009	8,017	22,867	30,884
2010	280	19,405	19,685
2011	206	13,752	13,958
2012	117	7,302	7,419
Thereafter	508	1,638	2,146

Total obligations	23,105	94,689	117,794
Less program obligations, current	—	(11,944)	(11,944)
Less program obligations, long-term	—	(11,551)	(11,551)

Future unrecorded contracts	$23,105	$71,194	$94,299

Rent expense, resulting from operating leases, was $2.2 million, $2.2 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Contingencies

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2007 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Vaughan Media subsequently exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division. We believe these claims are without merit and are vigorously defending the action.

Note 15 —	Income Taxes

The income (loss) before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$792	$(1,199)	$62
State	512	585	469

	1,304	(614)	531

Deferred:
Federal	15,098	(63,954)	2,762
State	1,810	(7,825)	2,965

	16,908	(71,779)	5,727

	$18,212	$(72,393)	$6,258

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005

Provision (benefit) assuming federal statutory rate	$16,357	$(99,103)	$(9,195)
State taxes, net of federal tax benefit	1,926	(8,789)	(66)
Change in valuation allowance	(418)	4,084	2,299
Executive compensation	—	54	1,323
Impairment of goodwill	—	30,539	11,698
Other	347	822	199

	$18,212	$(72,393)	$6,258

Effective income tax rate on continuing operations	39.0%	(25.6% )	23.8%

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2007	2006

Deferred tax liabilities:
Equity investments	$262,736	$266,079
Intangible assets	193,815	189,926
Property and equipment	16,872	20,675
Minority interest	376	3,357
Other	21,876	19,506

	495,675	499,543

Deferred tax assets:
Net operating loss carryforwards	(96,602)	(114,443)
Other	(37,813)	(36,826)
Valuation allowance	13,288	13,706

	(121,127)	(137,563)

Net deferred tax liabilities	$374,548	$361,980

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. Our valuation allowance was $13.3 million as of December 31, 2007, which represents a decrease of $0.4 million for the year ended December 31, 2007. Components of our valuation allowance were:

•	state net operating loss carryforwards of $8.4 million, including $1.6 million recorded in connection with the 2002 acquisition of Sunrise Television Corp.;

•	state deferred tax assets of $1.6 million recorded in connection with the 2005 Viacom Station Acquisition, and the 2005 and 2006 Emmis Station Acquisition; and

•	state deferred tax assets of $3.3 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2007, we had federal net operating loss carryforwards of approximately $251.9 million that begin to expire in 2021.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

We recorded no amounts related to uncertain tax positions for the year ended December 31, 2007. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S., state jurisdictions and Puerto Rico. Tax years 2003-2006 remain open to examination by major taxing jurisdictions

Note 16 —	Share Repurchase Program

On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV Corp.’s class A common stock. Share repurchases under the program may be made from time-to-time in the open market or in privately negotiated transactions. The program may be suspended or discontinued at any time and has no specific termination date. During the year ended December 31, 2006 and December 31, 2005 we repurchased 1,437,700 and 368,728 shares of LIN TV Corp.’s common stock, respectively, for $13.2 million and $4.8 million, respectively. We made no repurchases during the year ended December 31, 2007.

Note 17 —	Unaudited Quarterly Data

	Quarter Ended
		June 30,	September 30,	December 31,
	March 31, 2007	2007	2007	2007

Net revenues	$91,804	$101,753	$93,740	$108,613
Operating income	15,557	22,580	17,658	54,562	(1)

(Loss) income from continuing operations	(1,585)	4,098	2,558	23,472
Income (loss) from discontinued operations	22,317	(584)	(825)	4,231

Net income	$20,732	$3,514	$1,733	$27,703

(1)	During the fourth quarter of 2007, we sold our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash. The gain of approximately $25.8 million was included in our income from continuing operations.

(2)	We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R. We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

	Quarter Ended
		June 30,		September 30,	December 31,
	March 31, 2006	2006		2006(4)	2006

Net revenues	$89,169	$101,248		$102,398	$127,653
Operating income (loss)	10,794	(305,693	)(1)(3)	23,087	36,013	(5)

(Loss) income from continuing operations	(1,250)	(236,066	)(2)	3,702	5,259
(Loss) income from discontinued operations	(3,069)	(8,291)		151	5,064

Net (loss) income	$(4,319)	$(244,357)		$3,853	$10,323

(1)	In the second quarter of 2006, we recorded an impairment charge of $318.1 million, comprised of a broadcast license impairment of $222.8 million relating to fifteen of our television stations and a goodwill impairment of $95.3 million.

(2)	In the second quarter of 2006, we recorded an impairment charge of $5.0 million for our entire investment in U.S. Digital Television LLC, which filed for bankruptcy protection on July 11, 2006.

(3)	In the second quarter of 2006, in connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million severance expense.

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

(4)	On July 26, 2006, we signed an agreement to acquire KASA-TV and on September 15, 2006, we began providing programming, sales and other related services to KASA-TV under a local marketing agreement.

(5)	During the fourth quarter of 2006, we recorded a restructuring charge of approximately $4.7 million as part of an approved plan to centralize accounting for all of our owned-and-operated stations and to eliminate or reduce other contractual and lease costs.

Note 18 —	Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2007	2006	2005

Supplemental cash flow information:
Cash paid for interest expense continuing operations	$55,644	$61,799	$40,289

Cash paid for (refunded from) income taxes — continuing operations	862	262	(115)
Cash paid for income taxes — discontinued operations	621	5,337	1,753

Cash paid for income taxes	$1,483	$5,599	$1,638

Non-cash investing activities:
On July 26, 2006, we entered into an asset purchase agreement to acquire the broadcast license, operating assets and liabilities of KASA-TV for $55.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$62,046
Cash paid(1)		(55,000)

Liabilities assumed		$7,046

(1) We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

On July 7, 2006, we acquired the broadcast license, operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired		$3,004
Cash paid		(3,004)

Liabilities assumed		$—

On November 30, 2005, we acquired the broadcast licenses, operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to program WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast licenses and operating assets acquired			$272,473
Cash paid			(257,174)

Liabilities assumed			$15,299

On March 31, 2005, we acquired the broadcast licenses, operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast licenses and operating assets acquired			$126,870
Cash paid			(85,000)

Liabilities assumed			$41,870

LIN Television Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 19 —	Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Operations	Deductions	Period

Allowance for doubtful accounts as of December 31, (in thousands):
2007	$1,208	$1,709	$1,277	$1,640
2006	1,148	1,026	966	1,208
2005	1,450	(140)	162	1,148
Valuation allowance on state deferred tax assets as of December 31, (in thousands):
2007	$13,706	$(418)	$—	$13,288
2006	9,621	4,085	—	13,706
2005	5,364	4,257	—	9,621

Schedule I — Condensed Financial Information of the Registrant

LIN TV Corp.

Condensed Balance Sheets

	Year Ended December 31,
	2007	2006
	(in thousands, except share data)

ASSETS
Investment in wholly-owned subsidiaries	$688,256	$625,513

Total assets	$688,256	$625,513

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,130,173 and 29,053,302 shares at December 31, 2007 and 2006, respectively, issued and outstanding	$292	$290
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2007 and 2006, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2007 and 2006, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,096,455	1,087,396
Accumulated deficit	(408,726)	(462,408)

Total stockholders’ equity	$688,256	$625,513

LIN TV Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Share of income (loss) wholly-owned subsidiaries	$53,682	$(234,500)	$(26,141)

Net income (loss)	$53,682	$(234,500)	$(26,141)

Basic income (loss) per common share	$1.07	$(4.78)	$(0.51)
Diluted income (loss) per common share	$1.01	$(4.78)	$(0.51)

Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	50,468	49,012	50,765
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	55,370	49,012	50,765

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

Operating activities:
Net income (loss)	$53,682	$(234,500)	$(26,141)

Share of income (loss) in wholly-owned subsidiaries	(53,682)	234,500	26,141

Net cash used in operating activities	—	—	—
Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at the beginning of the period	—	—	—