Form 10-Q
period 2008-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2008-08-08
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at August 2, 2008: 27,440,694 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at August 2, 2008: 23,502,059 shares
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at August 2, 2008: 2 shares
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 2, 2008: 1,000 shares

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,758	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 — $1,496; 2007 — $1,640)	79,144	87,301
Program rights	3,997	4,360
Assets held for sale	530	289
Other current assets	7,970	4,857

Total current assets	100,399	136,838
Property and equipment, net	186,761	191,250
Deferred financing costs	9,537	14,406
Equity investments	54,660	55,480
Program rights	4,991	6,776
Goodwill	424,122	535,418
Broadcast licenses and other intangible assets, net	835,430	1,021,290
Assets held for sale	8,538	9,180
Other assets	8,796	11,330

Total assets	$1,633,234	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$21,900	$24,300
Accounts payable	5,026	11,415
Accrued compensation	5,921	6,754
Accrued interest expense	4,725	5,018
Accrued contract costs	6,993	6,934
Other accrued expenses	16,375	13,573
Program obligations	11,089	11,944
Liabilities held for sale	565	549

Total current liabilities	72,594	80,487
Long-term debt, excluding current portion	760,860	808,476
Deferred income taxes, net	303,095	374,548
Program obligations	8,188	11,551
Liabilities held for sale	22	198
Other liabilities	35,606	41,564

Total liabilities	1,180,365	1,316,824

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at June 30, 2008 and December 31, 2007	7,163	9,046

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,233,684 shares at June 30, 2008 and 29,130,173 shares at December 31, 2007, respectively, issued and outstanding	293	292
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at June 30, 2008 and December 31, 2007, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2008 and December 31, 2007, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares of Class A common stock at June 30, 2008 and December 31, 2007, at cost	(18,005)	(18,005)
Additional paid-in capital	1,100,320	1,096,455
Accumulated deficit	(623,230)	(408,726)
Accumulated other comprehensive loss	(13,907)	(14,153)

Total stockholders’ equity	445,706	656,098

Total liabilities, preferred stock and stockholders’ equity	$1,633,234	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net revenues	$103,703	$101,753	$196,767	$193,557

Operating costs and expenses:
Direct operating	29,623	28,391	59,689	57,338
Selling, general and administrative	28,261	29,411	56,836	57,261
Amortization of program rights	5,588	6,136	11,764	12,142
Corporate	6,209	5,626	11,239	10,528
Depreciation	7,368	8,187	14,817	16,212
Amortization of intangible assets	91	523	184	1,146
Impairment of intangible assets and goodwill	296,972	—	296,972	—
Restructuring charge	—	188	—	91
(Gain) loss from asset dispositions	(471)	711	(370)	702

Operating (loss) income	(269,938)	22,580	(254,364)	38,137

Other expense (income):
Interest expense, net	13,922	15,674	28,313	33,646
Share of expense (income) in equity investments	252	(1,037)	(199)	(752)
Loss (gain) on derivative instruments	—	496	(375)	466
Loss on extinguishment of debt	3,604	—	3,704	551
Other, net	(488)	(52)	(39)	(265)

Total other expense, net	17,290	15,081	31,404	33,646

(Loss) income from continuing operations before (benefit from) provision for income taxes	(287,228)	7,499	(285,768)	4,491
(Benefit from) provision for income taxes	(71,469)	3,401	(70,884)	1,978

(Loss) income from continuing operations	(215,759)	4,098	(214,884)	2,513
Discontinued operations:
(Loss) income from discontinued operations, net of (benefit) provision for income taxes of $80 and $147 for the three months ended June 30, 2008 and 2007, respectively, and net of (benefit) provision for income taxes of $141 and $(431) for the six months ended June 30, 2008 and 2007, respectively	(208)	(165)	380	(934)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $0 and $2,264, for the three and six months ended June 30, 2007	—	(419)	—	22,667

Net (loss) income	$(215,967)	$3,514	$(214,504)	$24,246

Basic (loss) income per common share:
(Loss) income from continuing operations	$(4.26)	$0.08	$(4.24)	$0.04
(Loss) income from discontinued operations, net of tax	—	—	0.01	(0.01)
(Loss) gain from the sale of discontinued operations, net of tax	—	(0.01)	—	0.46

Net (loss) income	$(4.26)	$0.07	$(4.23)	$0.49

Weighted — average number of common shares outstanding used in calculating basic (loss) income per common share	50,664	49,141	50,718	49,078

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(4.26)	$0.08	$(4.24)	$0.06
(Loss) income from discontinued operations, net of tax	—	—	0.01	(0.01)
(Loss) gain from the sale of discontinued operations, net of tax	—	(0.01)	—	0.42

Net (loss) income	$(4.26)	$0.07	$(4.23)	$0.47

Weighted — average number of common shares outstanding used in calculating diluted (loss) income per common share	50,664	51,174	50,718	54,185
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(214,504)	$24,246
(Income) loss from discontinued operations	(380)	934
Gain from sale of discontinued operations	—	(22,667)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,817	16,212
Amortization of intangible assets	184	1,146
Impairment of goodwill and intangible assets	296,972	—
Amortization of financing costs and note discounts	3,699	4,311
Amortization of program rights	11,764	12,142
Program payments	(13,751)	(13,793)
Loss on extinguishment of debt	3,704	551
(Gain) loss on derivative instruments	(375)	466
Share of income in equity investments	(199)	(752)
Deferred income taxes, net	(71,491)	6,624
Stock-based compensation	2,744	2,851
(Gain) loss from asset dispositions	(370)	702
Other, net	813	2,201
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,854	2,636
Other assets	(1,859)	(2,532)
Accounts payable	(6,389)	(2,915)
Accrued interest expense	(293)	14
Other accrued expenses	(5,519)	(19,620)

Net cash provided by operating activities, continuing operations	29,421	12,757
Net cash used in operating activities, discontinued operations	(1,192)	(13,652)

Net cash provided by (used in) operating activities	28,229	(895)

INVESTING ACTIVITIES:
Capital expenditures	(8,176)	(5,127)
Distributions from equity investments	1,019	2,214
Payments for business combinations	—	(52,250)
Other investments	(100)	(605)

Net cash used in investing activities, continuing operations	(7,257)	(55,768)
Net cash (used in) provided by investing activities, discontinued operations	(686)	129,479

Net cash (used in) provided by investing activities	(7,943)	73,711

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	991	1,529
Proceeds from borrowings on long-term debt	100,000	60,000
Principal payments on long-term debt	(152,550)	(130,000)

Net cash used in financing activities, continuing operations	(51,559)	(68,471)

Net cash used in financing activities	(51,559)	(68,471)

Net (decrease) increase in cash and cash equivalents	(31,273)	4,345
Cash and cash equivalents at the beginning of the period	40,031	12,329

Cash and cash equivalents at the end of the period	$8,758	$16,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Description of Business
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our condensed consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.
Changes in Classifications
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations).
Basis of Presentation
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K, which was filed with the SEC on March 14, 2008.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
We consolidate Banks Broadcasting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 Revised,” (“FIN 46R”). The creditors of Banks Broadcasting have no recourse to us except for our interest in the preferred stock of Banks Broadcasting.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, fair value of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property, equipment and definite-lived intangible assets, contingencies, litigation and net assets of businesses acquired.
Net Earnings per Common Share
Basic earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options, vesting of restricted shares and the potential common shares from the assumed conversion of the contingently convertible debt only in the periods in which such effect would have been dilutive.
For the three and six months ended June 30, 2008, the following was excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive: a) outstanding stock options to purchase 236,000 and 463,000 shares of our Class A common stock, respectively; b) unvested restricted stock awards of 284,000 shares and 337,000 shares, respectively; and c) 1,658,000 shares and 2,506,000 shares of our Class A common stock, respectively, potentially issuable upon the conversion of contingently convertible debt. For the three months ended June 30, 2007, 3,353,000 shares of our Class A common stock potentially issuable upon the conversion of contingently convertible debt were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted (loss) income per common share (in thousands, except per share data):

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007

Numerator for income per common share calculation:
Income available to common shareholders from continuing operations, basic	$4,098	$2,513
Interest expense on contingently convertible debt, net of tax	—	1,015
Derivative loss, net of tax	—	302

Income available to common shareholders from continuing operations, diluted	4,098	3,830
(Loss) available to common shareholders from discontinued operations, basic and diluted	(165)	(934)
(Loss) gain available to common shareholders from sale of discontinued operations, basic and diluted	(419)	22,667

Net income available to common shareholders, diluted	$3,514	$25,563

Denominator for income per common stock calculation:
Weighted-average common shares, basic	49,141	49,078
Effect of dilutive securities:
Stock options and restricted stock	2,033	1,754
Contingent convertible debt	—	3,353

Weighted-average common shares, diluted	51,174	54,185

Comprehensive (Loss) Income
Our total comprehensive income includes net (loss) income and other comprehensive (loss) income items listed in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(215,967)	$3,514	$(214,504)	$24,246
Other comprehensive income (loss), net of tax:
Amortization of prior period costs, net of tax of $(12) and $(10) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(24) and $(20) for the six months ended June 30, 2008 and 2007	18	15	36	30
Amortization of net actuarial losses, net of tax of $(19) and $(124) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(38) and $(248) for the six months ended June 30, 2008 and 2007	29	190	58	393
Change in fair value of cash flow hedges, net of tax of $(1,107) and $(539) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(101) and $(405) for the six months ended June 30, 2008 and 2007	1,668	827	152	621
Recognition of accumulative benefit obligation, discontinued operations	—	419	—	419

Total comprehensive (loss) income	$(214,252)	$4,965	$(214,258)	$25,709

Effective Tax Rate
We estimated an annual effective tax rate of 25.0% and 45.3% as of June 30, 2008 and 2007, respectively.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R, which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt SFAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008, and we do not expect SFAS 157 to have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.
Note 2 — Acquisitions
Acquisition Reserves
In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of				Balance as of
		December 31,				June 30,
	Acquisition Date	2007	Payments	Adjustments		2008
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$—		$23
Stations acquired from Viacom	March 31, 2005	86	86	—		—
Stations acquired from Emmis	November 30, 2005	4,644	527	—		4,117
Station acquired from Raycom	February 22, 2007	446	357	(89	) (1)	—

		$5,216	$987	$(89)		$4,140

(1)	Represents an adjustment to an operating agreement contract for a discontinued computer system.
Note 3 — Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Upon the completion of this sale, Banks Broadcasting will be liquidated.
Banks Broadcasting distributed $2.0 million to us for the three and six months ended June 30, 2008, and distributed no cash to us for the three and six months ended June 30, 2007. We provided no capital contributions to Banks Broadcasting for the three and six months ended June 30, 2008 or 2007.
The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	June 30, 2008	December 31, 2007

Program rights	$291	$271
Other current assets	239	18

Total current assets	530	289
Property and equipment, net	782	748
Program rights	12	189
Intangible assets, net	7,744	8,243

Total assets	$9,068	$9,469

Accounts payable	$—	$6
Other accrued expenses	301	308
Program obligations	264	235

Total current liabilities	565	549
Program obligations	22	198

Total liabilities	$587	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)

Net loss	$—	$—	$—	$(368)

Banks Broadcasting:
Net revenues	$782	$1,524	$1,567	$2,830
Operating (loss) income	(170)	12	1,110	(428)

Net (loss) income	$(208)	$(165)	$380	$(566)

Total:
Net revenues	$782	$1,524	$1,567	$12,698
Operating (loss) income	(170)	12	1,110	(1,522)

Net (loss) income	$(208)	$(165)	$380	$(934)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 4 — Equity Investments
Joint Venture with NBC Universal
We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash distributions from equity investment	$17,502	$17,954	$38,948	$43,889
Income from equity investment	15,255	21,563	33,958	47,847
Other expense, net (primarily interest on the GECC Note)(1)	(16,491)	(16,492)	(32,982)	(32,853)
Net (loss) income	(1,236)	5,071	976	14,994
Cash distributed to us	—	408	1,019	1,427

(1)	See Note 9 —" Commitments and Contingencies" for further description of the GECC Note and LIN TV's Guarantee of the GECC Note.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2008		December 31, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	Amortization	amount	Amortization
Goodwill	$424,122	$—	$535,418	$—
Broadcast licenses	834,231	—	1,019,908	—
Intangible assets subject to amortization (1)	7,796	(6,597)	7,796	(6,414)

Total intangible assets	$1,266,149	$(6,597)	$1,563,122	$(6,414)

(1)	Intangibles subject to amortization are amortized on a straight-line basis and include the following categories of intangible assets: acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreement, purchase options and network affiliation contracts and relationships.
We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment our unamortized intangible assets at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our Class A common stock; b) the decline in the current selling prices of television stations; and c) the lower growth in advertising revenues and the decline in the operating profit margins of some of our stations.
We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 8% to 9%; b) market growth rates were adjusted from a range of 8.5% to

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
40.9% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.
The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 10% to 11.5%; b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 35.3% to 40.3% to a range of 22.4% to 62.1%. These assumptions are based on: a) the actual historical performance of our stations; b) management’s estimates of future performance of our stations; and c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.
The increase in the discount rate reflects the current volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.
The following table summarizes the estimated amortization expense for the remainder of 2008 and for the next five years and thereafter (in thousands):

	July 1, to
	December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$171	$80	$74	$68	$61	$59	$686	$1,199

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Credit facility	$227,325	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $9,565 and $10,519 at June 30, 2008 and December 31, 2007, respectively)	180,435	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	782,760	832,776
Less current portion	21,900	24,300

Total long-term debt	$760,860	$808,476

During the six months ended June 30, 2008, we repaid $27.6 million of the term loans under our credit facility using available cash balances, including $11.6 million related to mandatory quarterly payments and $16.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.
On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $15.0 million of our outstanding revolving credit loans on June 30, 2008.
At June 30, 2008, we were in compliance with all of the covenants under our credit facility. See Note 7 — “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 7 — Retirement Plans
The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$550	$1,076	$1,100
Interest cost	1,592	1,500	3,184	3,000
Expected return on plan assets	(1,705)	(1,550)	(3,410)	3,100
Amortization of prior service cost	30	25	60	50
Amortization of net loss	48	314	96	641

Net periodic benefit cost	$503	$839	$1,006	$7,891

Contributions:
401(k) Plan	$360	$797	$673	$1,525
Retirements plans	1,500	750	2,250	1,503

Total contributions	$1,860	$1,547	$2,923	$3,028

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2008. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our retirement plans.
Note 8 — Fair Value Measurement
We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	June 30, 2008
		Significant	Signficant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$5,229	$—	$—	$5,229

Liabilities:
Interest rate swaps	—	3,271	—	3,271
Deferred compensation related liabilities	5,229	—	—	5,229
The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 9 — Commitments and Contingencies
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter (“GECC Note”). The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required cash balances of $15 million. In addition, the joint venture has made cash distributions to us and to NBC Universal from the excess cash generated by the joint venture of approximately $19.2 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to LIN TV pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, LIN TV could experience material adverse consequences, including:
•	GECC could force us to sell the stock of LIN Television held by us to satisfy outstanding amounts under the GECC Note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or

•	if the GECC Note is prepaid because of an acceleration or on default or otherwise, or if the GECC Note is repaid at maturity, we may incur a substantial tax liability. For a complete discussion of the risks associated with LIN TV’s Guarantee of the GECC Note, see “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2007.
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
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Summary
We own and operate and/or program 29 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and to a lesser extent from digital revenues, network compensation, barter and other revenues.
We recorded net loss of $216.0 million and $214.5 million for the three and six months ended June 30, 2008, respectively; and we recorded net income of $3.5 million and $24.3 million for the three and six months ended June 30, 2007, respectively. The following are some of the key developments in our operations for the three months ended June 30, 2008:
•	Net revenues increased 2% for the second quarter of 2008 compared to the same quarter last year primarily due to increased political and digital revenues, offset by reduced national and local advertising revenues.

•	Our gross local advertising revenues decreased by 5% for the second quarter of 2008 compared to the same quarter last year. The decrease is also due to the television advertising marketplace decline in our markets resulting from general economic pressure now impacting a number of local economies, primarily in the housing, automobile and retail segments. Local advertising revenues represented 62% and 65% of total advertising revenues for the second quarter of 2008 and 2007, respectively.

•	Our gross national advertising revenues decreased 11% for the second quarter of 2008 compared to the same quarter last year. The decrease is also due to the television advertising marketplace decline in our markets, which has impacted most national advertising categories, particularly automotive spending. National advertising revenues represented 31% and 34% of total advertising revenues for the second quarter of 2008 and 2007, respectively.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
•	The automotive category, which represents 23% of our local and national advertising sales for the second quarter of 2008, decreased 15% compared to the same quarter last year.

•	Our gross political advertising revenues were $8.1 million for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007. Political elections generally occur in even years resulting in significant changes in political advertising revenues between odd years (2005 and 2007) and even years (2006 and 2008). Political advertising revenues represented 7% and 1% of total advertising revenues for the three months ended June 30, 2008 and 2007, respectively.

•	Our digital revenues, which include revenues generated by our retransmission consent agreements and Internet web sites, increased 100% compared to the same period in the prior year. During the second quarter of 2008, total page views for our web sites were 145.8 million in the second quarter of 2008, compared to 98.2 million in the second quarter of 2007, representing a 48% increase. Unique visitors for our web sites were 13.7 million in the second quarter of 2008, compared to 11.1 million in the second quarter of 2007, representing a 23% increase.

•	As required by SFAS 142 “Goodwill and Other Intangible Assets”, in addition to the required annual test, we test the impairment of our broadcast licenses and goodwill whenever events or changes in circumstances indicate that such assets might be impaired. The events that triggered the need for the impairment analyses at June 30, 2008 included, without limitation: a) the decline of the price of our Class A common stock as of June 30, 2008; b) the decline in selling prices of television stations; and c) the lower growth in advertising revenues and the decline in station operating profit margins at some of our television stations. This testing resulted in a $297.0 million non-cash impairment charge for the second quarter ended June 30, 2008, which included a goodwill impairment charge of $111.3 million and an impairment charge of $185.7 million related to our broadcast licenses.

•	We repaid $5.5 million of the term loans under our credit facility during the second quarter of 2008. In addition, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $15.0 million of our outstanding revolving credit loans on June 30, 2008. As a result, our total debt outstanding at June 30, 2008 was $782.8 million, or $50.0 million less than our total debt at December 31, 2007.
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, bad debts, program rights, income taxes, stock-based compensation, employee medical

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
insurance claims, pensions, useful lives of property, equipment, and indefinite-lived intangible assets, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 - “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.
Fair Value Estimates
We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	June 30, 2008
		Significant	Signficant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$5,229	$ —	$ —	$5,229

Liabilities:
Interest rate swaps	—	3,271	—	3,271
Deferred compensation related liabilities	$5,229	$ —	$ —	$5,229
The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.
Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R, which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt SFAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008 and we do not expect SFAS 157 to have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.
Results of Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% change	2008	2007	% change
Revenues:
Local advertising sales	$66,832	$70,451	-5%	$131,076	$136,683	-4%
National advertisng sales	33,565	37,604	-11%	64,896	70,008	-7%
Political advertising sales	8,121	970	736%	11,321	1,571	620%
Digital revenues	6,718	3,358	100%	11,622	5,816	100%
Network compensation	1,021	936	9%	1,925	1,837	5%
Barter revenues	1,358	2,249	-40%	2,666	4,132	-35%
Other revenues	1,084	1,030	5%	1,833	1,807	1%
Agency commissions	(14,996)	(14,845)	1%	(28,572)	(28,297)	1%

Net revenues	103,703	101,753	2%	196,767	193,557	2%

Operating costs and expenses:
Direct operating	29,623	28,391	4%	59,689	57,338	4%
Selling, general and administrative	28,261	29,411	-4%	56,836	57,261	-1%
Amortization of program rights	5,588	6,136	-9%	11,764	12,142	-3%
Corporate	6,209	5,626	10%	11,239	10,528	7%
Depreciation	7,368	8,187	-10%	14,817	16,212	-9%
Amortization of intangible assets	91	523	-83%	184	1,146	-84%
Impairment of goodwill and intangible assets	296,972	—	0%	296,972	—
Restructuring benefit	—	188	-100%	—	91	-100%
Loss (gain) from asset sales	(471)	711	-166%	(370)	702	-153%

Total operating costs and expenses	373,641	79,173	372%	451,131	155,420	190%

Operating (loss) income	$(269,938)	$22,580	1295%	$(254,364)	$38,137	767%

Period Comparison
Revenues
Net revenues consist primarily of national, local and political advertising sales, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.
Net revenues increased $2.0 million, or 2%, for the three months ended June 30, 2008, compared with the three months ended June 30, 2007. The increase was primarily due to: (a) an increase in political advertising sales of $7.2 million; and (b) an increase in digital revenue of $3.4 million. These increases were partially offset by (a) a decrease in local advertising sales of $3.6 million; (b) a decrease in national advertising sales of $4.0 million; and (c) the decreases in all other revenue categories of $1.0 million.
Net revenues increased $3.2 million, or 2%, for the six months ended June 30, 2008, compared with the six months ended June 30, 2007. The increase was primarily due to: (a) an increase in political advertising sales of $9.8 million; and (b) an increase in digital revenue of $5.8 million. These increases were partially offset by (a) a decrease in local advertising sales of $5.6 million;

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
(b) a decrease in national advertising sales of $5.1 million; and (c) the decreases in all other revenue categories of $1.7 million.
The increase in political advertising sales during the three and six months ended June 30, 2008, compared to the same period last year, is a result of the upcoming Presidential, Congressional, state and local elections. We expect higher political advertising sales in the last half of 2008 compared to the first half of 2008.
The increase in digital revenues for the three and six months ended June 30, 2008 over the comparable periods last year is primarily due to several new retransmission consent agreements reached with cable operators during 2007 and 2008, and an increase in Internet revenues. We expect digital revenues to continue to increase over the last half of 2008 compared to the first half of 2008.
The decrease in local advertising sales is due to general economic pressure now impacting a number of local economies, primarily in the housing, automobile and retail segments. The decrease in national time sales is due to the same general economic factors, which has impacted most national advertising categories, particularly automotive spending. We expect this trend to continue for local and national advertising over the last half of 2008 and into 2009.
Operating Costs and Expenses
Operating costs and expenses increased $294.5 million to $373.6 million for the three months ended June 30, 2008 compared to $79.2 million for the same period in 2007. This increase was primarily due to an impairment charge of $297.0 million relating to our broadcast licenses and goodwill described below. Other operating costs were down $2.5 million or 3% resulting primarily from a $1.2 million gain from asset sales and a decrease of $1.6 million in lower sales variable costs and employee benefit expenses; offset by $0.3 million of other cost increases.
Operating costs and expenses increased $295.7 million to $451.1 million for the six months ended June 30, 2008 compared to $155.4 million for the same period in 2007. This increase was primarily due to an impairment charge of $297.0 million relating to our broadcast licenses and goodwill described below. Other operating costs were down $1.3 million or 1% resulting primarily from a $1.1 million gain from asset sales and a decrease of $1.9 million in lower sales variable costs and employee benefit expenses; offset by $1.7 million of other cost increases, primarily for annual employee compensation and contractual cost increases.
Impairment of broadcast licenses and goodwill
We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment our unamortized intangible assets at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our Class A common stock; b) the decline in the current selling prices of television stations; and c) the lower growth in advertising revenues and the decline in the operating profit margins of some of our stations.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 8% to 9%; b) market growth rates were adjusted from a range of 8.5% to 40.9% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.
The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 10% to 11.5%; b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 35.3% to 40.3% to a range of 22.4% to 62.1%. These assumptions are based on: a) the actual historical performance of our stations; b) management’s estimates of future performance of our stations; and c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.
The increase in the discount rate reflects the current volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.
Other Expense (Income)
Other expense (income) increased $2.2 million for the three months ended June 30, 2008 compared to the same period in 2007, due primarily to a $3.6 million write-off of deferred financing fees related to the purchase of $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures and a $1.3 million decrease in our share of expense (income) from equity investments primarily related to our joint venture with NBC; offset by lower interest expense of $1.8 million and a decrease in other charges of $0.9 million. Other expense (income) decreased $2.2 million for the six months ended June 30, 2008 compared to the same period in 2007, due primarily to lower interest expense of $5.3 million and other charges of $0.1 million; offset by a $3.2 million write-off of deferred financing fees related to the purchase of our debentures and pay-down of our term loans. The following summarizes the components of our net interest expense (in thousands):

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Credit facility	$2,572	$3,920	$5,442	$9,498
$375,000, 6 1/2% Senior Subordinated Notes	6,404	6,405	12,741	12,750
$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,731	3,719	7,420	7,403
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	925	1,871	2,805	3,742

Total interest expense	$13,632	$15,915	$28,408	$33,393
Other interest costs and interest (income)	290	(241)	(95)	253

Total interest expense, net	$13,922	$15,674	$28,313	$33,646

(Benefit from) Provision for Income Taxes
Benefit from income taxes for the three and six months ended June 30, 2008 was $71.5 million and $70.9 million, respectively, compared to a provision for income taxes of $3.4 million and $2.0 million for the three and six months ended June 30, 2007. The change was primarily due to the impairment of broadcast licenses and goodwill. We estimated an annual effective tax rate of 25.0% and 45.3% as of June 30, 2008 and 2007, respectively.
Results of Discontinued Operations
Our consolidated financial statements reflect the operations of our Puerto Rico stations and Banks Broadcasting as discontinued for all periods presented. Loss from discontinued operations was $0.2 million for both the three months ended June 30, 2008 and 2007. Income from discontinued operations was $0.4 million for the six months ended June 30, 2008 compared to a loss from discontinued operations of $0.9 million for the six months ended June 30, 2007. Loss from the sale of discontinued operations was $0.4 million and the gain from discontinued operations was $22.7 million for the three and six months ended June 30, 2007, respectively.
Puerto Rico Operations
We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a related gain of $22.7 million after benefit of income taxes in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of our Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Upon the completion of this sale, Banks Broadcasting will be liquidated.
Banks Broadcasting distributed $2.0 million to us for the three and six months ended June 30, 2008, and distributed no cash to

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
us for the three and six months ended June 30, 2007. We provided no capital contributions to Banks Broadcasting for the three and six months ended June 30, 2008 or 2007.
The following table presents summarized information for our Puerto Rico operations and Banks Broadcasting that were previously included in historical operating results (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)

Net loss	$—	$—	$—	$(368)

Banks Broadcasting:
Net revenues	$782	$1,524	$1,567	$2,830
Operating (loss) income	(170)	12	1,110	(428)

Net (loss) income	$(208)	$(165)	$380	$(566)

Total:
Net revenues	$782	$1,524	$1,567	$12,698
Operating (loss) income	(170)	12	1,110	(1,522)

Net (loss) income	$(208)	$(165)	$380	$(934)

Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. Our operating cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating and investing needs. We believe our financial strength has been especially evident in light of the current liquidity levels in the general credit markets. At June 30, 2008, we had cash of $8.8 million and a $275.0 million revolving credit facility, of which $100.0 million was outstanding at June 30, 2008 and $175.0 million was committed, but undrawn.
We believe that our cash flows from our current operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months and for the foreseeable future. These cash requirements include working capital, capital expenditures, interest payments and scheduled principal payments on our credit facility term loans.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Summary of Cash Flows
The following presents summarized cash flow information (in thousands):

	Six months ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
Cash provided by (used in) operating activities:
Continuing operations	$29,421	$12,757	$16,664	131%
Discontinued operations	(1,192)	(13,652)	12,460	-91%
Cash (used in) provided by investing activites	(7,943)	73,711	(81,654)	-111%
Cash (used in) financing activites	(51,559)	(68,471)	16,912	25%

Net (decrease) increase in cash and cash equivalents	$(31,273)	$4,345	$(35,618)	-820%

Net cash provided by operating activities from continuing operations increased $16.7 million for the six months ended June 30, 2008 compared to the same period last year. This increase was primarily due to improved accounts receivable management of $9.0 million and to restructuring and severance payments paid-out during the first two quarters of 2007.
Net cash used by operating activities from discontinued operations decreased $12.5 million to $1.2 million compared to the same period last year. This decrease was primarily due to the sale of our Puerto Rico operations in the first quarter of 2007.
Net cash (used in) provided by investing activities decreased $81.7 million for the six months ended June 30, 2008, compared to the same period last year. The change was primarily due to the net proceeds of $131.9 million we received from the sale of our Puerto Rico operations less the $52.3 million we paid in connection with the acquisition of KASA-TV in the first quarter of 2007.
Net cash used in financing activities decreased $16.9 million to $51.6 million for the six months ended June 30, 2008, compared to $68.5 million for the same period last year. In 2008, net cash used in financing activities was primarily due to: a) the purchase of $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us on May 15, 2008; b) the repayment of $27.6 million of our term loans under the credit facility; and c) the repayment of $15.0 million of our revolving credit facility at the end of the second quarter; offset by borrowings of $115.0 million under our revolving credit facility that were used, in addition to our cash balances, to purchase the debentures. In 2007, net cash used in financing activities was primarily due to the pay-down of the term loans under our credit facility from proceeds from the sale of our Puerto Rico operations.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Description of Indebtedness
The following is a summary of our outstanding indebtedness (in thousands):

	June 30,	December 31,
	2008	2007
Credit facility	$227,325	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2 % Senior Subordinated Notes due 2013 — Class B (net of discount of $9,565 and $10,519 at June 30, 2008 and December 31, 2007, respectively)	180,435	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	782,760	832,776
Less current portion	21,900	24,300

Total long-term debt	$760,860	$808,476

During the six months ended June 30, 2008, we repaid $27.6 million of the term loans under our credit facility using available cash balances, including $11.6 million related to mandatory quarterly payments and $16.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.
On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $15.0 million of our outstanding revolving credit loans on June 30, 2008.
At June 30, 2008, we were in compliance with all of the covenants under our credit facility. See Note 7 — “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.
Contractual Obligations
As of June 30, 2008, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the purchase of $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures in May 2008, all of which were tendered to us, using $115.0 million under our revolving credit facility and $10.0 million of available cash balances. The terms of our credit facility requires that the term loans and the revolving credit loans be repaid on or before November 4, 2011.
Off-Balance Sheet Arrangements
As of June 30, 2008, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 9 — “Commitments and Contingencies” regarding LIN TV’s guarantee of the GECC Note and see Note 4 — “Equity Investments” regarding our joint venture with NBC that holds the GECC Note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to interest rates on borrowings under our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and we do not hold or enter into derivative financial instruments for speculative trading purposes.
Interest Rate Risk
Our long-term debt at June 30, 2008 was $760.9 million. Our senior subordinated notes in the principal amount of $565 million bear a fixed interest rate. Amounts borrowed under the credit facility bear an interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500% depending on the achievement of certain financial ratios. The outstanding balance under our credit facility was $227.3 million at June 30, 2008.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of June 30, 2008 would result in an estimated $1.3 million increase in annualized interest expense assuming a constant balance outstanding of $227.3 million, less the notional amount of $100.0 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the current liquidity levels in the general credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.
During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $3.3 million at June 30, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.
Item 4. Controls and Procedures
a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b) Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option agreement. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Vaughan Media subsequently exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, and Austin Division. We believe these claims are without merit and are vigorously defending the action.
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our Class A common stock (the “Program”). Share repurchases under the Program may be made from time-to-time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the three months ended June 30, 2008 no purchases of Class A common stock were made under the Program or otherwise.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2008 Annual Meeting of Stockholders on May 1, 2008. The following matters were approved by the stockholders by the following votes:
•	The election of three members to our Board of Directors to serve as Class II directors for a term of three years was held and the shares present were voted as follows:

	Number of
	Shares Voted	Number of
	For	Shares Withheld
Peter S. Brodsky	87,926,625	777,111
Douglas W. McCormick	88,521,741	182,495
Michael A. Pausic	88,522,048	182,188
•	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

	Number of
Number of	Shares Voted	Number of
Shares Voted For	Against	Shares Withheld
88,699,616	54,924	16,377
Item 5. Other Information
None.

Item 6. Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001- 31311 and 000-25206) and incorporated by reference herein)

3.2	Third Amended and Restated Bylaws of LIN TV Corp., filed as Exhibit 3.2 (filed as Exhibit 3.2 to our Report on Form 10-K filed as of March 14, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Dated: August 8, 2008	By:	/s/ Bart W. Catalane
Bart W. Catalane
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William A. Cunningham
William A. Cunningham
Vice President, Controller (Principal Accounting Officer)

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN Television Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,758	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 — $1,496; 2007 — $1,640)	79,144	87,301
Program rights	3,997	4,360
Assets held for sale	530	289
Other current assets	7,970	4,857

Total current assets	100,399	136,838
Property and equipment, net	186,761	191,250
Deferred financing costs	9,537	14,406
Equity investments	54,660	55,480
Program rights	4,991	6,776
Goodwill	424,122	535,418
Broadcast licenses and other intangible assets, net	835,430	1,021,290
Assets held for sale	8,538	9,180
Other assets	8,796	11,330

Total assets	$1,633,234	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$21,900	$24,300
Accounts payable	5,026	11,415
Accrued compensation	5,921	6,754
Accrued interest expense	4,725	5,018
Accrued contract costs	6,993	6,934
Other accrued expenses	16,375	13,573
Program obligations	11,089	11,944
Liabilities held for sale	565	549

Total current liabilities	72,594	80,487
Long-term debt, excluding current portion	760,860	808,476
Deferred income taxes, net	303,095	374,548
Program obligations	8,188	11,551
Liabilities held for sale	22	198
Other liabilities	35,606	41,564

Total liabilities	1,180,365	1,316,824

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at June 30, 2008 and December 31, 2007	7,163	9,046

Stockholders’ equity:
Investment in parent’s stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,100,848	1,096,982
Accumulated deficit	(623,230)	(408,726)
Accumulated other comprehensive loss	(13,907)	(14,153)

Total stockholders’ equity	445,706	656,098

Total liabilities, preferred stock and stockholders’ equity	$1,633,234	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net revenues	$103,703	$101,753	$196,767	$193,557

Operating costs and expenses:
Direct operating	29,623	28,391	59,689	57,338
Selling, general and administrative	28,261	29,411	56,836	57,261
Amortization of program rights	5,588	6,136	11,764	12,142
Corporate	6,209	5,626	11,239	10,528
Depreciation	7,368	8,187	14,817	16,212
Amortization of intangible assets	91	523	184	1,146
Impairment of intangible assets and goodwill	296,972	—	296,972	—
Restructuring charge	—	188	—	91
(Gain) loss from asset dispositions	(471)	711	(370)	702

Operating (loss) income	(269,938)	22,580	(254,364)	38,137

Other expense (income):
Interest expense, net	13,922	15,674	28,313	33,646
Share of expense (income) in equity investments	252	(1,037)	(199)	(752)
Loss (gain) on derivative instruments	—	496	(375)	466
Loss on extinguishment of debt	3,604	—	3,704	551
Other, net	(488)	(52)	(39)	(265)

Total other expense, net	17,290	15,081	31,404	33,646

(Loss) income from continuing operations before (benefit from) provision for income taxes	(287,228)	7,499	(285,768)	4,491
(Benefit from) provision for income taxes	(71,469)	3,401	(70,884)	1,978

(Loss) income from continuing operations	(215,759)	4,098	(214,884)	2,513
Discontinued operations:
(Loss) income from discontinued operations, net of (benefit) provision for income taxes of $80 and $147 for the three months ended June 30, 2008 and 2007, respectively, and net of (benefit) provision for income taxes of $141 and $(431) for the six months ended June 30, 2008 and 2007, respectively	(208)	(165)	380	(934)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $0 and $2,264, for the three and six months ended June 30, 2007	—	(419)	—	22,667

Net (loss) income	$(215,967)	$3,514	$(214,504)	$24,246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(214,504)	$24,246
(Income) loss from discontinued operations	(380)	934
Gain from sale of discontinued operations	—	(22,667)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,817	16,212
Amortization of intangible assets	184	1,146
Impairment of goodwill and intangible assets	296,972	—
Amortization of financing costs and note discounts	3,699	4,311
Amortization of program rights	11,764	12,142
Program payments	(13,751)	(13,793)
Loss on extinguishment of debt	3,704	551
(Gain) loss on derivative instruments	(375)	466
Share of income in equity investments	(199)	(752)
Deferred income taxes, net	(71,491)	6,624
Stock-based compensation	2,744	2,851
(Gain) loss from asset dispositions	(370)	702
Other, net	813	2,201
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,854	2,636
Other assets	(1,859)	(2,532)
Accounts payable	(6,389)	(2,915)
Accrued interest expense	(293)	14
Other accrued expenses	(5,519)	(19,620)

Net cash provided by operating activities, continuing operations	29,421	12,757
Net cash used in operating activities, discontinued operations	(1,192)	(13,652)

Net cash provided by (used in) operating activities	28,229	(895)

INVESTING ACTIVITIES:
Capital expenditures	(8,176)	(5,127)
Distributions from equity investments	1,019	2,214
Payments for business combinations	—	(52,250)
Other investments	(100)	(605)

Net cash used in investing activities, continuing operations	(7,257)	(55,768)
Net cash (used in) provided by investing activities, discontinued operations	(686)	129,479

Net cash (used in) provided by investing activities	(7,943)	73,711

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	991	1,529
Proceeds from borrowings on long-term debt	100,000	60,000
Principal payments on long-term debt	(152,550)	(130,000)

Net cash used in financing activities, continuing operations	(51,559)	(68,471)

Net cash used in financing activities	(51,559)	(68,471)

Net (decrease) increase in cash and cash equivalents	(31,273)	4,345
Cash and cash equivalents at the beginning of the period	40,031	12,329

Cash and cash equivalents at the end of the period	$8,758	$16,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financials
Note 1 — Basis of Presentation
Description of Business
LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television and all subsidiaries included in our condensed consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. (“LIN TV”).
LIN TV fully and unconditionally guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.
Changes in Classifications
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations).
Basis of Presentation
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K, which was filed with the SEC on March 14, 2008.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
We consolidate Banks Broadcasting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 Revised,” (“FIN 46R”). The creditors of Banks Broadcasting have no recourse to us except for our interest in the preferred stock of Banks Broadcasting.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, fair value of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property, equipment and definite-lived intangible assets, contingencies, litigation and net assets of businesses acquired.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Comprehensive (Loss) Income
Our total comprehensive income includes net (loss) income and other comprehensive (loss) income items listed in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(215,967)	$3,514	$(214,504)	$24,246
Other comprehensive income (loss), net of tax:
Amortization of prior period costs, net of tax of $(12) and $(10) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(24) and $(20) for the six months ended June 30, 2008 and 2007	18	15	36	30
Amortization of net actuarial losses, net of tax of $(19) and $(124) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(38) and $(248) for the six months ended June 30, 2008 and 2007	29	190	58	393
Change in fair value of cash flow hedges, net of tax of $(1,107) and $(539) for the three months ended June 30, 2008 and 2007, respectively, and net of tax of $(101) and $(405) for the six months ended June 30, 2008 and 2007	1,668	827	152	621
Recognition of accumulative benefit obligation, discontinued operations	—	419	—	419

Total comprehensive (loss) income	$(214,252)	$4,965	$(214,258)	$25,709

Effective Tax Rate
We estimated an annual effective tax rate of 25.0% and 45.3% as of June 30, 2008 and 2007, respectively.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and we plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R, which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt SFAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008, and we do not expect SFAS 157 to have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.
Note 2 — Acquisitions
Acquisition Reserves
In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of				Balance as of
		December 31,				June 30,
	Acquisition Date	2007	Payments	Adjustments		2008
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$—		$23
Stations acquired from Viacom	March 31, 2005	86	86	—		—
Stations acquired from Emmis	November 30, 2005	4,644	527	—		4,117
Station acquired from Raycom	February 22, 2007	446	357	(89	) (1)	—

		$5,216	$987	$(89)		$4,140

(1)	Represents an adjustment to an operating agreement contract for a discontinued computer system.
Note 3 — Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Upon the completion of this sale, Banks Broadcasting will be liquidated.
Banks Broadcasting distributed $2.0 million to us for the three and six months ended June 30, 2008, and distributed no cash to us for the three and six months ended June 30, 2007. We provided no capital contributions to Banks Broadcasting for the three and six months ended June 30, 2008 or 2007.
The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	June 30, 2008	December 31, 2007

Program rights	$291	$271
Other current assets	239	18

Total current assets	530	289
Property and equipment, net	782	748
Program rights	12	189
Intangible assets, net	7,744	8,243

Total assets	$9,068	$9,469

Accounts payable	$—	$6
Other accrued expenses	301	308
Program obligations	264	235

Total current liabilities	565	549
Program obligations	22	198

Total liabilities	$587	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)

Net loss	$—	$—	$—	$(368)

Banks Broadcasting:
Net revenues	$782	$1,524	$1,567	$2,830
Operating (loss) income	(170)	12	1,110	(428)

Net (loss) income	$(208)	$(165)	$380	$(566)

Total:
Net revenues	$782	$1,524	$1,567	$12,698
Operating (loss) income	(170)	12	1,110	(1,522)

Net (loss) income	$(208)	$(165)	$380	$(934)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 4 — Equity Investments
Joint Venture with NBC Universal
We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash distributions from equity investment	$17,502	$17,954	$38,948	$43,889
Income from equity investment	15,255	21,563	33,958	47,847
Other expense, net (primarily interest on the GECC Note)(1)	(16,491)	(16,492)	(32,982)	(32,853)
Net (loss) income	(1,236)	5,071	976	14,994
Cash distributed to us	—	408	1,019	1,427

(1)	See Note 9 - “Commitments and Contingencies” for further description of the GECC Note and LIN TV’s Guarantee of the GECC Note.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2008		December 31, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	Amortization	amount	Amortization
Goodwill	$424,122	$—	$535,418	$—
Broadcast licenses	834,231	—	1,019,908	—
Intangible assets subject to amortization (1)	7,796	(6,597)	7,796	(6,414)

Total intangible assets	$1,266,149	$(6,597)	$1,563,122	$(6,414)

(1)	Intangibles subject to amortization are amortized on a straight-line basis and include the following categories of intangible assets: acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreement, purchase options and network affiliation contracts and relationships.
We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment our unamortized intangible assets at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our Class A common stock; b) the decline in the current selling prices of television stations; and c) the lower growth in advertising revenues and the decline in the operating profit margins of some of our stations.
We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 8% to 9%; b) market growth rates were adjusted from a range of 8.5% to

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
40.9% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.
The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: a) the discount rate was adjusted from 10% to 11.5%; b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and c) operating profit margins were adjusted from a range of 35.3% to 40.3% to a range of 22.4% to 62.1%. These assumptions are based on: a) the actual historical performance of our stations; b) management’s estimates of future performance of our stations; and c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.
The increase in the discount rate reflects the current volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.
Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.
The following table summarizes the estimated amortization expense for the remainder of 2008 and for the next five years and thereafter (in thousands):

	July 1, to
	December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$171	$80	$74	$68	$61	$59	$686	$1,199

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 6 — Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Credit facility	$227,325	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $9,565 and $10,519 at June 30, 2008 and December 31, 2007, respectively)	180,435	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	782,760	832,776
Less current portion	21,900	24,300

Total long-term debt	$760,860	$808,476

During the six months ended June 30, 2008, we repaid $27.6 million of the term loans under our credit facility using available cash balances, including $11.6 million related to mandatory quarterly payments and $16.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.
On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $15.0 million of our outstanding revolving credit loans on June 30, 2008.
At June 30, 2008, we were in compliance with all of the covenants under our credit facility. See Note 7 — “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 7 — Retirement Plans
The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$550	$1,076	$1,100
Interest cost	1,592	1,500	3,184	3,000
Expected return on plan assets	(1,705)	(1,550)	(3,410)	3,100
Amortization of prior service cost	30	25	60	50
Amortization of net loss	48	314	96	641

Net periodic benefit cost	$503	$839	$1,006	$7,891

Contributions:
401(k) Plan	$360	$797	$673	$1,525
Retirements plans	1,500	750	2,250	1,503

Total contributions	$1,860	$1,547	$2,923	$3,028

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2008. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our retirement plans.
Note 8 — Fair Value Measurement
We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	June 30, 2008
		Significant	Signficant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$5,229	$—	$—	$5,229

Liabilities:
Interest rate swaps	—	3,271	—	3,271
Deferred compensation related liabilities	5,229	—	—	5,229
The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. The fair value of deferred compensation is determined based on the fair value of the investments elected by employees.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 9 — Commitments and Contingencies
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter (“GECC Note”). The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required cash balances of $15 million. In addition, the joint venture has made cash distributions to us and to NBC Universal from the excess cash generated by the joint venture of approximately $19.2 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to LIN TV pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, LIN TV could experience material adverse consequences, including:
•	GECC could force us to sell the stock of LIN Television held by us to satisfy outstanding amounts under the GECC Note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or

•	if the GECC Note is prepaid because of an acceleration or on default or otherwise, or if the GECC Note is repaid at maturity, we may incur a substantial tax liability. For a complete discussion of the risks associated with LIN TV’s Guarantee of the GECC Note, see “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2007.
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.