Form 10-Q
period 2009-03-31
LIN TV CORP
filed 2009-05-08
CIK 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission file number: 001-31311	Commission file number: 000-25206

LIN Television
LIN TV Corp.	Corporation
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at April 30, 2009: 27,900,870 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at April 30, 2009: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at April 30, 2009: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at April 30, 2009: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements

LIN TV Corp.
Consolidated Balance Sheets
(unaudited)
	March 31,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,401	20,106
Accounts receivable, less allowance for doubtful accounts (2009 - $2,918; 2008 - $2,761)	58,584	68,277
Program rights	3,034	3,311
Assets held for sale	234	430
Other current assets	4,934	5,045
Total current assets	82,187	97,169
Property and equipment, net	177,195	180,679
Deferred financing costs	6,716	8,511
Equity investments	128	128
Program rights	2,804	3,422
Goodwill	117,159	117,159
Broadcast licenses and other intangible assets, net	430,121	430,142
Assets held for sale	6,914	8,872
Other assets	4,646	6,512
Total assets	$827,870	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	4,068	7,988
Accrued expenses	52,709	56,701
Program obligations	12,189	10,109
Liabilities held for sale	443	429
Total current liabilities	85,309	91,127
Long-term debt, excluding current portion	670,155	727,453
Deferred income taxes, net	161,696	141,702
Program obligations	4,177	5,336
Liabilities held for sale	244	343
Other liabilities	66,236	68,883
Total liabilities	987,817	1,034,844

Commitments and Contingenices (Note 11)

Stockholders' equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,714,936 and 29,733,672 shares at March 31, 2009 and December 31, 2008, respectively, issued and outstanding	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2009 and December 31, 2008, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2009 and December 31, 2008, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of Class A common stock at March 31, 2009 and December 31, 2008, at cost	(18,005)	(18,005)
Additional paid-in capital	1,102,508	1,101,919
Accumulated deficit	(1,214,368)	(1,239,090)
Accumulated other comprehensive loss	(34,111)	(34,634)
Total stockholders' deficit	(163,447)	(189,281)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note 1)	3,500	7,031
Total deficit	(159,947)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$827,870	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands, except share data)

Net revenues	$74,475	$93,064

Operating costs and expenses:
Direct operating	26,915	30,066
Selling, general and administrative	25,616	28,575
Amortization of program rights	6,332	6,176
Corporate	4,418	5,030
Depreciation	8,126	7,449
Amortization of intangible assets	20	93
(Gain) loss from asset dispositions	(1,709)	101
Operating income	4,757	15,574

Other (income) expense:
Interest expense, net	10,922	14,391
Share of income in equity investments	-	(451)
Loss (gain) on derivative instruments	220	(375)
(Income) loss on extinguishment of debt	(50,149)	100
Other, net	269	449
Total other (income) expense, net	(38,738)	14,114

Income from continuing operations before provision for income taxes	43,495	1,460
Provision for income taxes	18,489	585
Income from continuing operations	25,006	875
Discontinued operations:
(Loss) income from discontinued operations, net of (benefit from) provision for income taxes of $(659) and $61 for the three months ended March 31, 2009 and 2008, respectively	(284)	588
Net income	$24,722	$1,463
Basic income per common share:
Income from continuing operations	$0.49	$0.02
(Loss) income from discontinued operations, net of tax	(0.01)	0.01
Net income	$0.48	$0.03

Weighted - average number of common shares outstanding used in calculating basic income per common share	51,114	50,597

Diluted income per common share:
Income from continuing operations	$0.49	$0.02
(Loss) income from discontinued operations, net of tax	(0.01)	0.01
Net income	$0.48	$0.03

Weighted - average number of common shares outstandingused in calculating diluted income per common share	51,122	51,613

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)
(in thousands, except share data)

		Common Stock			Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Preferred Stock of Banks Broadcasting	Comprehensive Income
		Class A	Class B	Class C
	Total Deficit	Amount	Amount	Amount
Balance at December 31, 2008	$(182,250)	$294	$235	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$7,031	$
Amortization of prior service cost, net of tax of $3	4	-	-	-	-	-	-	4	4	-	4
Amortization of net loss, net of tax of $52	78	-	-	-	-	-	-	78	78	-	78
Unrealized loss on cash flow hedge, net of tax of $293	441	-	-	-	-	-	-	441	441	-	441
Stock-based compensation, continuing operations	589	-	-	-	-	589	-	-	589	-
Restricted shares cancelled	-	-	-	-	-	-	-	-	-	-
Net income (loss)	21,191	-	-	-	-	-	24,722	-	24,722	(3,531)	24,722
Comprehensive income - March 31, 2009											$25,245
Balance at March 31, 2009	$(159,947)	$294	$235	$-	$(18,005)	$1,102,508	$(1,214,368)	$(34,111)	$(163,447)	$3,500

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net income	$24,722	$1,463
Loss (income) from discontinued operations	284	(588)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	8,126	7,449
Amortization of intangible assets	20	93
Amortization of financing costs and note discounts	977	2,126
Amortization of program rights	6,332	6,176
Program payments	(4,582)	(7,005)
(Gain) loss on extinguishment of debt	(50,149)	100
Loss (gain) on derivative instruments	220	(375)
Share of income in equity investments	-	(451)
Deferred income taxes, net	18,758	(744)
Stock-based compensation	589	1,413
(Gain) loss from asset dispositions	(1,709)	101
Other, net	2,291	634
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,693	10,483
Other assets	1,977	1,201
Accounts payable	(3,920)	(7,503)
Accrued interest expense	5,751	9,965
Other accrued expenses	(15,802)	(1,428)
Net cash provided by operating activities, continuing operations	3,578	23,110
Net cash used in operating activities, discontinued operations	(101)	(701)
Net cash provided by operating activities	3,477	22,409

INVESTING ACTIVITIES:
Capital expenditures	(1,852)	(1,665)
Distributions from equity investments	-	1,019
Other investments, net	-	(97)
Net cash used in investing activities, continuing operations	(1,852)	(743)
Net cash provided by investing activities, discontinued operations	-	1,817
Net cash (used in) provided by investing activities	(1,852)	1,074

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	-	456
Proceeds from borrowings on long-term debt	66,000	-
Principal payments on long-term debt	(72,330)	(22,075)
Net cash used in financing activities, continuing operations	(6,330)	(21,619)
Net cash used in financing activities	(6,330)	(21,619)

Net (decrease) increase in cash and cash equivalents	(4,705)	1,864
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$15,401	$41,895
Less cash and cash equivalents from discontinued operations, end of the period	$-	$-
Cash and cash equivalents from continuing operations, end of the period	$15,401	$41,895

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our unaudited consolidated financial statements.

Financial Condition

Our operating plan for the remainder of 2009 requires that we generate cash from operations and, if necessary, utilize borrowings under our revolving credit facility. Our ability to borrow under our revolving credit facility is contingent upon our compliance with certain financial covenants, which are measured, in part, by the level of cash we generate from our operations.  As of March 31, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely effected by a number of risks, which are discussed in the Liquidity and Capital Resources section within the Management Discussion and Analysis, and in the Risk Factors section, in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, we experienced continued declines in revenues compared to the same period in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the second quarter of this year.  As a result, we believe it is increasingly likely that we will need to enact a series of further cost reduction actions and other measures in order to sustain compliance with the financial covenants in our credit agreement over the next 12 months, and/or we may choose to seek an amendment to our credit agreement.  Our further cost reduction actions may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures, and the sale of certain non strategic assets, to the extent permitted by our credit facility. While we believe that sustained compliance with our financial covenants over the next 12 months is achievable given our current plans, and these additional measures, we believe that there is now a greater likelihood that we will need to seek an amendment to the financial covenants in our credit agreement.

Further, if actual advertising revenues are significantly less than currently anticipated for the second quarter of this year and for the remainder of this year, and we are unable to effect cost reduction initiatives or other actions in addition to those described above to offset such shortfalls, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs. These developments may also require us to seek an amendment to the financial covenants in our credit agreement. If we are unable to secure such an amendment we may not be in compliance with these financial covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on the Company.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and will use its existing debt service reserve cash balances ($15.1 million as of March 31, 2009) to fund interest payments. For 2009, we estimate that the cash available to the joint venture will be in the range of $5 million to $10 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009, however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

Changes in Classifications

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We have adopted FAS 160 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing non-controlling interest, to the equity section of our balance sheet.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described below. The following are accounting terms that we use throughout this section to assist in an understanding of our financial statements and accounting policies: Financial Accounting Standards Board (“FASB”), Financial Accounting Standard (“FAS”), Accounting Principles Board (“APB”), Emerging Issues Task Force (“EITF”), Financial Interpretation Number (“FIN”), Accounting Research Bulletin ("ARB") and FASB Staff Position (“FSP”). Our consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain financial statement accounts have been reclassified in the prior period financial statements to conform to the current period financial statement presentation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator for income per common share calculation:

Income available to common shareholders from continuing operations, basic and diluted	$25,006	$875
(Loss) income available to common shareholders from discontinued operations, basic and diluted	(284)	588
Net income available to common shareholders, diluted	$24,722	$1,463

Denominator for income per common share calculation:

Weighted-average common shares, basic	51,114	50,597
Effect of dilutive securities:
Stock options	8	685
Restricted stock	-	331
Weighted-average common shares, diluted	51,122	51,613

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. EITF 99-20-1 amends the guidance in EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary assessment and the related disclosure requirements in FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. We have adopted EITF 99-20-1 effective January 1, 2009. EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted EITF 08-6 effective January 1, 2009. EITF 08-6 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We adopted EITF 08-7 effective January 1, 2009. EITF 08-7 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We adopted FSP FAS 142-3 effective January 1, 2009. FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have an impact on our financial position, financial performance or cash flows. We adopted FAS 161 effective January 1, 2009 and included the additional required disclosures.

In December 2007, the FASB issued FAS 141R "Business Combinations" ("FAS 141R"), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 “Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We adopted FAS 141R effective January 1, 2009. The effect of FAS 141R on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting. We consolidate Banks Broadcasting under FIN 46R.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Group (“Journal Broadcasting”).  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009. Although the sale was originally scheduled to close on March 11, 2009, Journal Broadcasting declined to close and asserted that a condition to its obligation to close had not been satisfied. The parties renegotiated certain terms of the purchase agreement and closed the transaction on April 23, 2009. For more information related to this transaction see Note 12 – “Subsequent Events”.

Banks Broadcasting distributed no cash to us for the three months ended March 31, 2009 or 2008, and we provided no capital contributions to Banks Broadcasting during the same periods.

The carrying amounts of assets and liabilities, related to Banks Broadcasting, segregated on our balance sheet as held for sale, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Program rights	$204	$193
Other current assets	30	237
Total current assets	234	430
Property and equipment, net	775	804
Program rights	265	324
Intangible assets, net	5,874	7,744
Total assets	$7,148	$9,302

Other accrued expenses	$233	$270
Program obligations	210	159
Total current liabilities	443	429
Program obligations	244	343
Total liabilities	$687	$772

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2009	2008

Net revenues	$632	$785
Operating (loss) income	(1,998)	1,280
Net (loss) income	(284)	588

The operating loss for the three months ended March 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million (See “Note 12 – Subsequent Events”).

Net loss for the three months ended March 31, 2009 reflects LIN TV’s 50% share of net losses of Banks Broadcasting, net of taxes and non operating items to adjust the carrying value of the preferred stock of Banks Broadcasting (non-controlling interest) to reflect the estimated amounts due to the minority shareholders upon liquidation of Banks Broadcasting (See “Note 12 – Subsequent Events”).

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended March 31,
	2009	2008

Cash distributions to SVH	$16,252	$21,446

Income to SVH	$2,728	$18,703
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)
Net (loss) income of SVH	$(13,763)	$2,212

Cash distributions to us	$-	$1,019

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,159	$-	$117,159	$-
Broadcast licenses	429,024	-	429,024	-
Intangible assets suject to amortization (1)	7,796	(6,699)	7,796	(6,678)
Total intangible assets	$553,979	$(6,699)	$553,979	$(6,678)
____________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

Note 5 — Debt

We guarantee all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Credit Facility:
Revolving credit loans	$201,000	$135,000
Term loans	73,900	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $6,044 and $8,390 at March 31, 2009 and December 31, 2008, respectively	135,272	174,895
Total debt	686,055	743,353
Less current portion	15,900	15,900
Total long-term debt	$670,155	$727,453

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the three months ended March 31, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the three months ended March 31, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $6.0 million and $6.5 million at March 31, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge liability was $77.5 million and $81.3 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, we recorded a charge of $0.2 million to the statement of operations, associated with the ineffective portion of this swap.

The 2.50% Exchangeable Senior Subordinated Debentures that we purchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives on issue of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The 2006 interest rate swap is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (level 2) as defined under FAS 157 “Fair Value Measurements” (“FAS 157”).

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	Loss (Gain) on Derivative Instruments		Comprehensive Loss (Income), Net of Tax
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$(375)	$-	$-
2006 interest rate hedge	220	-	441	(1,516)
	$220	$(375)	$441	$(1,516)

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	March 31, 2009	December 31, 2008
2006 interest rate hedge	$5,979	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of March 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs		Signficant unobservable inputs
	(Level 1)	(Level 2)		(Level 3)	Total

Assets:
Deferred compensation related investments	$2,051	$	$		$2,051

Liabilities:
Interest rate swaps		5,979			5,979
Deferred compensation related liabilities	2,051				2,051

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended March 31,
	2009	2008
Net periodic pension benefit cost:
Service cost	$400	$538
Interest cost	1,615	1,592
Expected return on plan assets	(1,687)	(1,705)
Amortization of prior service cost	31	31
Amortization of net loss	196	48
Curtailment	438	-
Net periodic benefit cost	$993	$504
Contributions
401(k) Plan	$272	$313
Retirement plans	-	753
Total contributions	$272	$1,066

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the three months ended March 31, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan. Furthermore, during the three months ended March 31, 2009, we suspended contributions to our 401(k) plan.

As of March 31, 2009, our pension plan was underfunded by greater than 20% primarily due to the unprecedented decline in the equity markets over the last year. At this funding level, withdrawal restrictions are required by the IRS for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Restructuring

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $7.8 million for the three months ended March 31, 2009 related to these restructuring activities. As of March 31, 2009, we had $1.6 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $1.2 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

	Balance as of December 31, 2008	Three Months Ended March 31, 2009		Balance as of March 31, 2009
		Benefit	Payments
Severance and related	$3,493	$-	$2,789	$704
Contractual and other	5,868	-	4,977	891
Total	$9,361	$-	$7,766	$1,595

Note 10 — Income Taxes

We recorded a provision for income taxes of $18.5 million and $0.6 million for the three months ended March 31, 2009 and 2008. Our annual effective income tax rate was 42.5% and 40.1% for the three months ended March 31, 2009 and 2008, respectively.

Note 11 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

The GECC Note is an obligation of the joint venture and is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.

We currently estimate that the cash available to the joint venture will be in the range of $5 million to $10 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009. The actual cash shortfall could be greater than our current estimate. NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. We recorded an impairment to our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

·
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

Note 12 — Subsequent Events

On April 9, 2009, we received written notice from the New York Stock Exchange (“NYSE”) that it had accepted our plan to regain compliance with the NYSE’s market capitalization listing criteria. Following the NYSE notice, LIN TV will continue to be listed on the NYSE and will undergo quarterly performance reviews of the goals and initiatives outlined in our plan during the 18 month period from the January 8, 2009 notice from the NYSE of non-compliance with its listing standards. Among other things, those standards require that LIN TV’s class A common stock maintain an average market capitalization over a consecutive 30 trading-day period of at least $75 million at the completion of the 18 month plan period, or over two consecutive quarterly monitoring periods prior to that date, in order to effect a cure.

In June 2008, Banks Broadcasting, in which we own preferred stock that represents a 50% non-voting interest, signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting, as described in Note 2 – “Discontinued Operations”. The FCC approved the transfer of the FCC license for the station to Journal Broadcasting in January 2009. Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and asserted that a condition to its obligation to close had not been satisfied. Banks Broadcasting  subsequently agreed to resolve the dispute by agreeing to a purchase price of $6.6 million, and the transaction closed on April 23, 2009. During the three months ended March 31, 2009, we recorded a charge of $0.6 million, net of non-controlling interest and taxes, through Discontinued Operations as a result of the revised purchase price.

On May 4, 2009, we initiated a tender offer that permits employees and non employee directors to exchange some or all of their outstanding options to purchase shares of our class A common stock, for new options to purchase shares of our class A common stock, on a one for one basis. Under the terms of the offer, the existing stock options, once tendered, will be cancelled, and will be replaced by new stock options with an exercise price equal to the closing price of our class A common stock on the NYSE, on the expiration date of the exchange offer, and will vest ratably over three years. As a result of the exchange offer, we expect to record an incremental charge beginning in the second quarter of 2009 for an option modification accounted for in accordance with FAS 123(R) “Share Based Payments”.

LIN TV Corp.
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

Our Company owns and operates and/or programs 27 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, presently, to a lesser extent, from digital revenues, network compensation, barter and other revenues.

During the three months ended March 31, 2009, we experienced continued declines in revenues compared to same period in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the second quarter of this year.  As a result, we believe it is increasingly likely that we will need to enact a series of further cost reduction actions and other measures in order to sustain compliance with the financial covenants in our credit agreement over the next 12 months and/or we may choose to seek an amendment to our credit agreement.

Further, if actual advertising revenues are significantly less than currently anticipated for the second quarter of this year and for the remainder of this year and we are unable to effect cost reduction initiatives or other actions in addition to those outlined below to offset such shortfalls, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs. These developments may also require us to seek an amendment to the financial covenants in our credit agreement.

During the three months ended March 31, 2009, we purchased a notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, resulting in a gain on extinguishment of debt of $50.1 million, after the write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively. Additionally, we repaid a total of $4.0 million of principal on the term loan under our credit facility during the three months ended March 31, 2009. Our total debt outstanding at March 31, 2009 was $686.1 million.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, bad debts, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 - “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In January 2009, the FASB issued EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. EITF 99-20-1 amends the guidance in EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary assessment and the related disclosure requirements in FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. We have adopted EITF 99-20-1 effective January 1, 2009. EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted EITF 08-6 effective January 1, 2009. EITF 08-6 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We adopted EITF 08-7 effective January 1, 2009. EITF 08-7 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We adopted FSP FAS 142-3 effective January 1, 2009. FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have an impact on our financial position, financial performance or cash flows. We adopted FAS 161 effective January 1, 2009 and included the additional required disclosures.

In December 2007, the FASB issued FAS 141R "Business Combinations" ("FAS 141R"), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 “Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We adopted FAS 141R effective January 1, 2009. The effect of FAS 141R on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We have adopted FAS 160 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, representing our non-controlling interest, to the equity section of our balance sheet.

Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended March 31,
	2009	2008	% change	% of Net revenues

Local time sales	$50,402	64,244	(22)%	68%
National time sales	21,945	31,331	(30)%	29%
Political time sales	519	3,200	(84)%	1%
Digital revenues	8,935	4,904	82%	12%
Network compensation	923	904	2%	1%
Barter revenues	884	1,308	(32)%	1%
Other revenues	991	749	32%	1%
Agency commissions	(10,124)	(13,576)	(25)%	(13)%
Net revenues	74,475	93,064	(20)%	100%

Operating costs and expenses:
Direct operating	26,915	30,066	(10)%
Selling, general and administrative	25,616	28,575	(10)%
Amortization of program rights	6,332	6,176	3%
Corporate	4,418	5,030	(12)%
Depreciation	8,126	7,449	9%
Amortization of intangible assets	20	93	(78)%
Loss (gain) from asset sales	(1,709)	101	(1,792)%
Operating (loss) income	$4,757	$15,574	(69)%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues decreased $18.6 million, or 20%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease was primarily due to: (a) a decrease in local advertising sales of $13.8 million; (b) a decrease in national advertising revenues of $9.4 million; (c) a decrease in political revenue of $2.7 million; and (d) a decrease in barter revenue of $0.4 million. These decreases were partially offset by: (a) an increase in digital revenue of $4.0 million; (b) an increase in network compensation and other revenues of $0.3 million; and (c) a decrease in agency commissions of $3.5 million.

The decrease in local and national advertising revenues is primarily due to the economic downturn that has broadly impacted demand for advertising. The decrease in political revenues during the three months ended March 31, 2009, compared to the same period last year, is a result of the Presidential, Congressional, state and local elections in 2008 that did not recur in 2009.

The increase in digital revenues for the three months ended March 31, 2009, compared to the same period last year, is primarily due to several new retransmission consent agreements reached with cable operators during 2008, and an increase in Internet revenues.

Operating Costs and Expenses

Operating costs and expenses decreased $7.8 million, or 10%, primarily due to lower direct operating, selling, general and administrative and corporate expenses, compared to the same period in the prior year. This was the result of the Company's significant cost reduction efforts, driving lower employee costs as a result of the headcount reduction completed during the fourth quarter of 2008. Additionally, (gain) loss from asset sales increased $1.8 million compared to the same period last year, as a result of a gain of $1.7 million recorded during the three months ended March 31, 2009 from the Federal Communications Commission (“FCC”) mandated spectrum exchange with Sprint Nextel. These decreases were partially offset by an increase in depreciation of $0.7 million, or 9%, for the three months ended March 31, 2009, compared to the same period last year, primarily due to increased capital expenditures in 2008 related to the conversion from analog to digital transmission.

Other (Income) Expense

Other (income) expense, net increased $52.9 million primarily due to the gain on extinguishment of debt of $50.1 million that we recorded as a result of the purchase of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B.  Additionally, interest expense, net, decreased $3.5 million, or 24%, for the three months ended March 31, 2009, compared to the same period last year due to lower average borrowings outstanding as a result of the purchase of our 2.50% Exchangeable Senior Subordinated Debentures, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B. The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended March 31,
	2009	2008
Components of interest expense
Credit Facility	$1,811	$2,870
6½% Senior Subordinated Notes	5,184	6,337
6½% Senior Subordinated Notes -- Class B	3,152	3,689
2.50% Exchangeable Senior Subordinated Debentures	-	1,880
Other interest costs and (interest income)	775	(385)
Total interest expense, net	$10,922	$14,391

Provision for Income Taxes

Provision for income taxes increased $17.9 million to $18.5 million for the quarter ended March 31, 2009. The increase was primarily a result of the gain on extinguishment of debt that may be deferred and recognized for tax purposes over a five year period commencing in 2014 from the enactment of the American Recovery and Reinvestment Act of 2009. Our annual effective income tax rate was 42.5% and 40.1% for the three months ended March 31, 2009 and 2008, respectively.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of Banks Broadcasting as discontinued for all periods presented. (Loss) income from discontinued operations was $(0.3) million and $0.6 million for the three months ended March 31, 2009, and 2008, respectively. Included in the loss for the three months ended March 31 2009, is an impairment charge to the broadcast license associated with KNIN of $0.6 million, net of non-controlling interest and taxes, as a result of the change in purchase price as discussed in Note 12 – “Subsequent Events”.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At March 31, 2009, we had cash of $15.4 million and a $225.0 million revolving credit facility, of which $24 million was available, subject to certain covenant restrictions.

Our total outstanding debt as of March 31, 2009 was $686.1 million. This excludes the contingent obligation associated with our guarantee of an $815.5 million promissory note associated with our joint venture with NBC Universal (see Note 11 “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 14, 2011 and both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013.

Our operating plan for the remainder of 2009 requires that we generate cash from operations and, if necessary, utilize borrowings under our revolving credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of cash we generate from our operations.  As of March 31, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely effected by a number of risks, which are discussed in the Liquidity and Capital Resources section within the Management Discussion and Analysis, and in the Risk Factors section, in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, we experienced a decline in revenues compared to the same period in 2008.  This decline in revenues was in excess of our original 2009 plan and we anticipate continued weakness in revenues during the second quarter of this year.  As a result, we believe it is increasingly likely that we will need to enact a series of further cost reduction actions and other measures in order to sustain compliance with the financial covenants in our credit agreement over the next 12 months and/or we may choose to seek an amendment to our credit agreement. Our further cost reduction actions may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures, and the sale of certain non strategic assets, to the extent permitted by our credit facility. While we believe that sustained compliance with our financial covenants over the next 12 months is achievable given our current plans and these additional measures, we believe that there is now a greater likelihood that we will need to seek an amendment to the financial covenants in our credit agreement.

Further, if actual advertising revenues are significantly less than currently anticipated for the second quarter of this year and for the remainder of this year and we are unable to effect cost reduction initiatives or other actions in addition to those described above to offset such shortfalls, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs. These developments may also require us to seek an amendment to the financial covenants in our credit agreement. If we are unable to secure such an amendment we may not be in compliance with these financial covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on the Company.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and will use its existing debt service reserve cash balances ($15.1 million as of March 31, 2009) to fund interest payments. For 2009, we estimate that the cash available to the joint venture will be in the range of $5 million to $10 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009, however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk wtihin our accounts receivable due from Chrysler.  We have reviewed our reserves related to receivables from Chrysler and auto dealers whose advertising campaigns are subsidized by Chrysler.  As of March 31, 2009, we have determined that we are adequately reserved for all receivables due from Chrysler and its affiliates.

Repurchase of Senior Subordinated Notes

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the three months ended March 31, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively.

Additionally, during the three months ended March 31, 2009, we paid $4.0 million of principal on the term loans under our credit facility, drew down $66.0 million from our revolving credit facility and recorded $2.4 million for amortization of the discount on our 6½%  Senior Subordinated Notes – Class B, bringing our total outstanding debt balance to $686.1 million as of March 31, 2009.

Contractual Obligations

As of March 31, 2009, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Cash provided by operating activities	$3,477	$22,409	$(18,932)
Cash (used in) provided by investing activities	(1,852)	1,074	(2,926)
Cash used in financing activities	(6,330)	(21,619)	15,289
Net (decrease) increase in cash and cash equivalents	$(4,705)	$1,864	$(6,569)

Net cash provided by operating activities decreased $18.9 million to $3.5 million for the three months ended March 31, 2009 compared to the same period last year. This decrease was primarily attributable to a decrease in accrued expenses of $15.8 million, which was the result of payments made in the first quarter of 2009 for our restructuring plan announced in the fourth quarter of 2008.

Net cash (used in) provided by investing activities decreased $2.9 million to $1.9 million for the three months ended March 31, 2009, compared to cash provided by investing activities of $1.1 million for the same period last year. The decrease was primarily due to capital expenditures of $1.9 million during 2009 and distributions from equity investments received in 2008 that did not recur in the first quarter of 2009.

Net cash used in financing activities decreased $15.3 million to $6.3 million for the three months ended March 31, 2009. The decrease was primarily due to proceeds from our revolving credit facility of $66.0 million, offset by the purchase of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B, respectively, during the first quarter of 2009.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	March 31, 2009	December 31, 2008
Credit Facility:
Revolving credit loans	$201,000	$135,000
Term loans	73,900	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $6,044 and $8,390 at March 31, 2009 and December 31, 2008, respectively	135,272	174,895
Total debt	686,055	743,353
Less current portion	15,900	15,900
Total long-term debt	$670,155	$727,453

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the three months ended March 31, 2009.  Additionally, we purchased a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility, as previously described in “Repurchase of Senior Subordinated Notes”.

See Note 7 - “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2009, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt at March 31, 2009 was $686.1 million, including current portion of $15.9 million, of which the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500% depending on the achievement of certain financial ratios. The outstanding balance of both the term loans and revolving credit under our credit facility was $274.9 million at March 31, 2009.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2009 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $274.9 million less the current outstanding loan amount of $77.5 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the current disruption in the capital and credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $6.0 million at March 31, 2009. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Also, in November, 2007, Vaughan Media exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division.  On March 2, 2009, prior to the conclusion of the trial in this case, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6.0 million to 54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction.  We assigned the option to Vaughan Media on March 20, 2009, which will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: May 8, 2009                                                            By:/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial
Officer (Principal Financial Officer)

Dated: May 8, 2009                            By:/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President, Controller
(Principal Accounting Officer)

Item 1. Financial Statements

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)
	March 31,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,401	20,106
Accounts receivable, less allowance for doubtful accounts (2009 - $2,918; 2008 - $2,761)	58,584	68,277
Program rights	3,034	3,311
Assets held for sale	234	430
Other current assets	4,934	5,045
Total current assets	82,187	97,169
Property and equipment, net	177,195	180,679
Deferred financing costs	6,716	8,511
Equity investments	128	128
Program rights	2,804	3,422
Goodwill	117,159	117,159
Broadcast licenses and other intangible assets, net	430,121	430,142
Assets held for sale	6,914	8,872
Other assets	4,646	6,512
Total assets	$827,870	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	4,068	7,988
Accrued expenses	52,709	56,701
Program obligations	12,189	10,109
Liabilities held for sale	443	429
Total current liabilities	85,309	91,127
Long-term debt, excluding current portion	670,155	727,453
Deferred income taxes, net	161,696	141,702
Program obligations	4,177	5,336
Liabilities held for sale	244	343
Other liabilities	66,236	68,883
Total liabilities	987,817	1,034,844

Commitments and Contingenices (Note 11)

Stockholders' equity:
Common stock, $0.00 par value, 1,000 shares outstanding	-	-
Investment in parent company's stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,103,037	1,102,448
Accumulated deficit	(1,214,368)	(1,239,090)
Accumulated other comprehensive loss	(34,111)	(34,634)
Total stockholders' deficit	(163,447)	(189,281)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note 1)	3,500	7,031
Total deficit	(159,947)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$827,870	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands, except share data)

Net revenues	$74,475	$93,064

Operating costs and expenses:
Direct operating	26,915	30,066
Selling, general and administrative	25,616	28,575
Amortization of program rights	6,332	6,176
Corporate	4,418	5,030
Depreciation	8,126	7,449
Amortization of intangible assets	20	93
(Gain) loss from asset dispositions	(1,709)	101
Operating income	4,757	15,574

Other (income) expense:
Interest expense, net	10,922	14,391
Share of income in equity investments	-	(451)
Loss (gain) on derivative instruments	220	(375)
(Income) loss on extinguishment of debt	(50,149)	100
Other, net	269	449
Total other (income) expense, net	(38,738)	14,114

Income from continuing operations before provision for income taxes	43,495	1,460
Provision for income taxes	18,489	585

Income from continuing operations	25,006	875
Discontinued operations:
(Loss) income from discontinued operations, net of (benefit from) provision for income taxes of $(659) and $61 for the three months ended March 31, 2009 and 2008, respectively	(284)	588
Net income	$24,722	$1,463

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)
(in thousands, except share data)

		Common Stock		Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Preferred Stock of Banks Broadcasting	Comprehensive Income
	Total Deficit	Shares	Amount
Balance at December 31, 2008	$(182,250)	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031	$
Amortization of prior service cost, net of tax of $3	4	-	-	-	-	-	4	4	-	4
Amortization of net loss, net of tax of $52	78	-	-	-	-	-	78	78	-	78
Unrealized loss on cash flow hedge, net of tax of $293	441	-	-	-	-	-	441	441	-	441
Stock-based compensation, continuing operations	589		-	-	589	-	-	589	-
Restricted shares cancelled	-	-	-	-	-	-	-	-	-
Net income (loss)	21,291	-	-	-	-	24,722	-	24,722	(3,531)	24,722
Comprehensive income - March 31, 2009										$25,245
Balance at March 31, 2009	$(159,947)	1,000	$-	$(18,005)	$1,103,037	$(1,214,368)	$(34,111)	$(163,447)	$3,500

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net income	$24,722	$1,463
Loss (income) from discontinued operations	284	(588)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	8,126	7,449
Amortization of intangible assets	20	93
Amortization of financing costs and note discounts	977	2,126
Amortization of program rights	6,332	6,176
Program payments	(4,582)	(7,005)
(Gain) loss on extinguishment of debt	(50,149)	100
Loss (gain) on derivative instruments	220	(375)
Share of income in equity investments	-	(451)
Deferred income taxes, net	18,758	(744)
Stock-based compensation	589	1,413
(Gain) loss from asset dispositions	(1,709)	101
Other, net	2,291	634
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,693	10,483
Other assets	1,977	1,201
Accounts payable	(3,920)	(7,503)
Accrued interest expense	5,751	9,965
Other accrued expenses	(15,802)	(1,428)
Net cash provided by operating activities, continuing operations	3,578	23,110
Net cash used in operating activities, discontinued operations	(101)	(701)
Net cash provided by operating activities	3,477	22,409

INVESTING ACTIVITIES:
Capital expenditures	(1,852)	(1,665)
Distributions from equity investments	-	1,019
Other investments, net	-	(97)
Net cash used in investing activities, continuing operations	(1,852)	(743)
Net cash provided by investing activities, discontinued operations	-	1,817
Net cash (used in) provided by investing activities	(1,852)	1,074

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	-	456
Proceeds from borrowings on long-term debt	66,000	-
Principal payments on long-term debt	(72,330)	(22,075)
Net cash used in financing activities, continuing operations	(6,330)	(21,619)
Net cash used in financing activities	(6,330)	(21,619)

Net (decrease) increase in cash and cash equivalents	(4,705)	1,864
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$15,401	$41,895
Less cash and cash equivalents from discontinued operations, end of the period	$-	$-
Cash and cash equivalents from continuing operations, end of the period	$15,401	$41,895

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Consolidated Financial Statements

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

Financial Condition

Our operating plan for the remainder of 2009 requires that we generate cash from operations and, if necessary, utilize borrowings under our revolving credit facility. Our ability to borrow under our revolving credit facility is contingent upon our compliance with certain financial covenants, which are measured, in part, by the level of cash we generate from our operations.  As of March 31, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely effected by a number of risks, which are discussed in the Liquidity and Capital Resources section within the Management Discussion and Analysis, and in the Risk Factors section, in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, we experienced continued declines in revenues compared to the same period in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the second quarter of this year.  As a result, we believe it is increasingly likely that we will need to enact a series of further cost reduction actions and other measures in order to sustain compliance with the financial covenants in our credit agreement over the next 12 months, and/or we may choose to seek an amendment to our credit agreement.  Our further cost reduction actions may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures, and the sale of certain non strategic assets, to the extent permitted by our credit facility. While we believe that sustained compliance with our financial covenants over the next 12 months is achievable given our current plans, and these additional measures, we believe that there is now a greater likelihood that we will need to seek an amendment to the financial covenants in our credit agreement.

Further, if actual advertising revenues are significantly less than currently anticipated for the second quarter of this year and for the remainder of this year, and we are unable to effect cost reduction initiatives or other actions in addition to those described above to offset such shortfalls, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs. These developments may also require us to seek an amendment to the financial covenants in our credit agreement. If we are unable to secure such an amendment we may not be in compliance with these financial covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on the Company.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and will use its existing debt service reserve cash balances ($15.1 million as of March 31, 2009) to fund interest payments. For 2009, we estimate that the cash available to the joint venture will be in the range of $5 million to $10 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009, however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

Changes in Classifications

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We have adopted FAS 160 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing non-controlling interest, to the equity section of our balance sheet.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described below. The following are accounting terms that we use throughout this section to assist in an understanding of our financial statements and accounting policies: Financial Accounting Standards Board (“FASB”), Financial Accounting Standard (“FAS”), Accounting Principles Board (“APB”), Emerging Issues Task Force (“EITF”), Financial Interpretation Number (“FIN”), Accounting Research Bulletin ("ARB") and FASB Staff Position (“FSP”). Our consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain financial statement accounts have been reclassified in the prior period financial statements to conform to the current period financial statement presentation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. EITF 99-20-1 amends the guidance in EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary assessment and the related disclosure requirements in FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. We have adopted EITF 99-20-1 effective January 1, 2009. EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We adopted EITF 08-6 effective January 1, 2009. EITF 08-6 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We adopted EITF 08-7 effective January 1, 2009. EITF 08-7 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We adopted FSP FAS 142-3 effective January 1, 2009. FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have an impact on our financial position, financial performance or cash flows. We adopted FAS 161 effective January 1, 2009 and included the additional required disclosures.

In December 2007, the FASB issued FAS 141R "Business Combinations" ("FAS 141R"), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 “Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We adopted FAS 141R effective January 1, 2009. The effect of FAS 141R on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting. We consolidate Banks Broadcasting under FIN 46R.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Group (“Journal Broadcasting”).  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009. Although the sale was originally scheduled to close on March 11, 2009, Journal Broadcasting declined to close and asserted that a condition to its obligation to close had not been satisfied. The parties renegotiated certain terms of the purchase agreement and closed the transaction on April 23, 2009. For more information related to this transaction see Note 12 – “Subsequent Events”.

Banks Broadcasting distributed no cash to us for the three months ended March 31, 2009 or 2008, and we provided no capital contributions to Banks Broadcasting during the same periods.

The carrying amounts of assets and liabilities, related to Banks Broadcasting, segregated on our balance sheet as held for sale, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Program rights	$204	$193
Other current assets	30	237
Total current assets	234	430
Property and equipment, net	775	804
Program rights	265	324
Intangible assets, net	5,874	7,744
Total assets	$7,148	$9,302

Other accrued expenses	$233	$270
Program obligations	210	159
Total current liabilities	443	429
Program obligations	244	343
Total liabilities	$687	$772

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2009	2008

Net revenues	$632	$785
Operating (loss) income	(1,998)	1,280
Net (loss) income	(284)	588

The operating loss for the three months ended March 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million (See “Note 12 – Subsequent Events”).

Net loss for the three months ended March 31, 2009 reflects LIN TV’s 50% share of net losses of Banks Broadcasting, net of taxes and non operating items to adjust the carrying value of the preferred stock of Banks Broadcasting (non-controlling interest) to reflect the estimated amounts due to the minority shareholders upon liquidation of Banks Broadcasting (See “Note 12 – Subsequent Events”).

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three Months Ended March 31,
	2009	2008

Cash distributions to SVH	$16,252	$21,446

Income to SVH	$2,728	$18,703
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)
Net (loss) income of SVH	$(13,763)	$2,212

Cash distributions to us	$-	$1,019

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,159	$-	$117,159	$-
Broadcast licenses	429,024	-	429,024	-
Intangible assets suject to amortization (1)	7,796	(6,699)	7,796	(6,678)
Total intangible assets	$553,979	$(6,699)	$553,979	$(6,678)
____________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

Note 5 — Debt

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Credit Facility:
Revolving credit loans	$201,000	$135,000
Term loans	73,900	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $6,044 and $8,390 at March 31, 2009 and December 31, 2008, respectively	135,272	174,895
Total debt	686,055	743,353
Less current portion	15,900	15,900
Total long-term debt	$670,155	$727,453

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the three months ended March 31, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the three months ended March 31, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $6.0 million and $6.5 million at March 31, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge liability was $77.5 million and $81.3 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, we recorded a charge of $0.2 million to the statement of operations, associated with the ineffective portion of this swap.

The 2.50% Exchangeable Senior Subordinated Debentures that we purchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives on issue of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The 2006 interest rate swap is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (level 2) as defined under FAS 157 “Fair Value Measurements” (“FAS 157”).

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	Loss (Gain) on Derivative Instruments		Comprehensive Loss (Income), Net of Tax
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$(375)	$-	$-
2006 interest rate hedge	220	-	441	(1,516)
	$220	$(375)	$441	$(1,516)

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	March 31, 2009	December 31, 2008
2006 interest rate hedge	$5,979	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of March 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs		Signficant unobservable inputs
	(Level 1)	(Level 2)		(Level 3)	Total

Assets:
Deferred compensation related investments	$2,051	$	$		$2,051

Liabilities:
Interest rate swaps		5,979			5,979
Deferred compensation related liabilities	2,051				2,051

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended March 31,
	2009	2008
Net periodic pension benefit cost:
Service cost	$400	$538
Interest cost	1,615	1,592
Expected return on plan assets	(1,687)	(1,705)
Amortization of prior service cost	31	31
Amortization of net loss	196	48
Curtailment	438	-
Net periodic benefit cost	$993	$504
Contributions
401(k) Plan	$272	$313
Retirement plans	-	753
Total contributions	$272	$1,066

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the three months ended March 31, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan. Furthermore, during the three months ended March 31, 2009, we suspended contributions to our 401(k) plan.

As of March 31, 2009, our pension plan was underfunded by greater than 20% primarily due to the unprecedented decline in the equity markets over the last year. At this funding level, withdrawal restrictions are required by the IRS for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Restructuring

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $7.8 million for the three months ended March 31, 2009 related to these restructuring activities. As of March 31, 2009, we had $1.6 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $1.2 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

	Balance as of December 31, 2008	Three Months Ended March 31, 2009		Balance as of March 31, 2009
		Benefit	Payments
Severance and related	$3,493	$-	$2,789	$704
Contractual and other	5,868	-	4,977	891
Total	$9,361	$-	$7,766	$1,595

Note 10 — Income Taxes

We recorded a provision for income taxes of $18.5 million and $0.6 million for the three months ended March 31, 2009 and 2008. Our annual effective income tax rate was 42.5% and 40.1% for the three months ended March 31, 2009 and 2008, respectively.

Note 11 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

The GECC Note is an obligation of the joint venture and is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.

We currently estimate that the cash available to the joint venture will be in the range of $5 million to $10 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009. The actual cash shortfall could be greater than our current estimate. NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. We recorded an impairment to our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

·
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

Note 12 — Subsequent Events

On April 9, 2009, we received written notice from the New York Stock Exchange (“NYSE”) that it had accepted LIN TV's plan to regain compliance with the NYSE’s market capitalization listing criteria. Following the NYSE notice, LIN TV will continue to be listed on the NYSE and will undergo quarterly performance reviews of the goals and initiatives outlined in our plan during the 18 month period from the January 8, 2009 notice from the NYSE of non-compliance with the listing standards of that exchange. Among other things, those standards require that LIN TV’s class A common stock maintain an average market capitalization over a consecutive 30 trading-day period of at least $75 million at the completion of the 18 month plan period, or over two consecutive quarterly monitoring periods prior to that date, in order to effect a cure.

In June 2008, Banks Broadcasting, Inc., in which we own preferred stock that represents a 50% non-voting interest, signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting, as described in Note 2 – “Discontinued Operations”. The FCC approved the transfer of the FCC license for the station to Journal Broadcasting in January 2009. Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and asserted that a condition to its obligation to close had not been satisfied. Banks Broadcasting  subsequently agreed to resolve the dispute by agreeing to a purchase price of $6.6 million, and the transaction closed on April 23, 2009. During the three months ended March 31, 2009, we recorded a charge of $0.6 million, net of non-controlling interest and taxes, through Discontinued Operations as a result of the revised purchase price.

On May 4, 2009, LIN TV initiated a tender offer that permits employees and non employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV's class A common stock, for new options to purchase shares of LIN TV's class A common stock, on a one for one basis. Under the terms of the offer, the existing stock options, once tendered, will be cancelled, and will be replaced by new stock options with an exercise price equal to the closing price of LIN TV's class A common stock on the NYSE, on the expiration date of the exchange offer, and will vest ratably over three years. As a result of the exchange offer, LIN TV expects to record an incremental charge beginning in the second quarter of 2009 for an option modification accounted for in accordance with FAS 123(R) “Share Based Payments”.