Form 10-Q
period 2009-06-30
LIN TV CORP; LIN TELEVISION CORP
filed 2009-08-10
CIK 1166789, 931058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding at August 3, 2009: 27,875,916 shares
LIN TV Corp. Class B common stock, $0.01 par value, outstanding at August 3, 2009: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, outstanding at August 3, 2009: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding at August 3, 2009: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements

LIN TV Corp.
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,050	20,106
Accounts receivable, less allowance for doubtful accounts (2009 - $2,849; 2008 - $2,761)	61,258	68,277
Program rights	2,631	3,311
Assets held for sale	-	430
Other current assets	5,781	5,045
Total current assets	88,720	97,169
Property and equipment, net	172,258	180,679
Deferred financing costs	6,220	8,511
Program rights	2,326	3,422
Goodwill	114,486	117,159
Broadcast licenses and other intangible assets, net	392,880	430,142
Assets held for sale	-	8,872
Other assets	4,867	6,512
Equity investments	128	128
Total assets	$781,885	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	6,099	7,988
Accrued expenses	41,139	56,701
Program obligations	11,026	10,109
Liabilities held for sale	-	429
Total current liabilities	74,164	91,127
Long-term debt, excluding current portion	675,539	727,453
Deferred income taxes, net	151,619	141,702
Program obligations	3,262	5,336
Liabilities held for sale	-	343
Other liabilities	65,128	68,883
Total liabilities	969,712	1,034,844

Stockholders' equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 29,684,218 and 29,733,672 shares at June 30, 2009 and December 31, 2008, respectively
Outstanding: 27,877,790 and 27,927,244 shares at June 30, 2009 and December 31, 2008, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at June 30, 2009 and December 31, 2008, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2009 and December 31, 2008, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of Class A common stock at June 30, 2009 and December 31, 2008, at cost	(18,005)	(18,005)
Additional paid-in capital	1,103,257	1,101,919
Accumulated deficit	(1,239,864)	(1,239,090)
Accumulated other comprehensive loss	(33,744)	(34,634)
Total stockholders' deficit	(187,827)	(189,281)
Preferred stock of Banks Broadcasting, Inc.	-	7,031
Total deficit	(187,827)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$781,885	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except share data)

Net revenues	$82,517	$103,703	$156,992	$196,767

Operating costs and expenses:
Direct operating	26,533	29,623	53,448	59,689
Selling, general and administrative	24,746	28,261	50,362	56,836
Amortization of program rights	5,572	5,588	11,904	11,764
Corporate	4,569	6,209	8,987	11,239
Depreciation	7,448	7,368	15,574	14,817
Amortization of intangible assets	20	91	40	184
Impairment of goodwill and broadcast licenses	39,894	296,972	39,894	296,972
Restructuring charge	498	-	498	-
Gain from asset dispositions	(949)	(471)	(2,658)	(370)
Operating loss	(25,814)	(269,938)	(21,057)	(254,364)

Other expense (income):
Interest expense, net	10,133	13,922	21,055	28,313
Share of expense (income) in equity investments	-	252	-	(199)
Gain on derivative instruments	(225)	-	(5)	(375)
Loss (income) on extinguishment of debt	-	3,604	(50,149)	3,704
Other, net	(208)	(488)	61	(39)
Total other expense (income), net	9,700	17,290	(29,038)	31,404

(Loss) income from continuing operations before provision for income taxes	(35,514)	(287,228)	7,981	(285,768)
(Benefit from) provision for income taxes	(10,180)	(71,469)	8,309	(70,884)
Loss from continuing operations	(25,334)	(215,759)	(328)	(214,884)
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 for the three and six months ended June 30, 2009, respectively, and net of provision for income taxes of $31 and $80 for the three months ended June 30, 2009 and 2008, respectively, and net of (benefit from) provision for income taxes of $(628) and $141 for the six months ended June 30, 2009 and 2008, respectively	(162)	(208)	(446)	380
Net loss	$(25,496)	$(215,967)	$(774)	$(214,504)
Basic loss per common share:
Loss from continuing operations	$(0.50)	$(4.26)	$(0.01)	$(4.24)
(Loss) income from discontinued operations, net of tax	-	-	(0.01)	0.01
Net loss	$(0.50)	$(4.26)	$(0.02)	$(4.23)
Weighted - average number of common shares outstanding
used in calculating basic loss per common share	51,128	50,664	51,103	50,718

Diluted loss per common share:
Loss from continuing operations	$(0.50)	$(4.26)	$(0.01)	$(4.24)
(Loss) income from discontinued operations, net of tax	-	-	(0.01)	0.01
Net loss	$(0.50)	$(4.26)	$(0.02)	$(4.23)

Weighted - average number of common shares outstanding
used in calculating diluted loss per common share	51,128	50,664	51,103	50,718

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)
(in thousands, except share data)

		Common Stock			Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Preferred Stock of Banks Broadcasting	Comprehensive Income
		Class A	Class B	Class C
	Total Deficit	Amount	Amount	Amount
Balance at December 31, 2008	$(182,250)	$294	$235	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$7,031	$
Amortization of prior service cost, net of tax of $6	9	-	-	-	-	-	-	9	9	-	9
Amortization of net loss on pension plan assets, net of tax of $33	50	-	-	-	-	-	-	50	50	-	50
Unrealized loss on cash flow hedge, net of tax of $552	831	-	-	-	-	-	-	831	831	-	831
Stock-based compensation, continuing operations	1,338	-	-	-	-	1,338	-	-	1,338	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	-	(2,644)
Net loss	(5,161)	-	-	-	-	-	(774)	-	(774)	(4,387)	(774)
Comprehensive income - June 30, 2009											$116
Balance at June 30, 2009	$(187,827)	$294	$235	$-	$(18,005)	$1,103,257	$(1,239,864)	$(33,744)	$(187,827)	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(774)	$(214,504)
Loss (income) from discontinued operations	446	(380)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	15,574	14,817
Amortization of intangible assets	40	184
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	296,972
Amortization of financing costs and note discounts	1,832	3,699
Amortization of program rights	11,904	11,764
Program payments	(11,752)	(13,751)
(Gain) loss on extinguishment of debt	(50,149)	3,704
Gain on derivative instruments	(5)	(375)
Share of income in equity investments	-	(199)
Deferred income taxes, net	8,699	(71,491)
Stock-based compensation	1,338	2,744
Gain from asset dispositions	(2,658)	(370)
Other, net	2,109	813
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	7,019	9,854
Other assets	(1,168)	(1,859)
Accounts payable	(1,889)	(6,389)
Accrued interest expense	(994)	(293)
Other accrued expenses	(18,854)	(5,519)
Net cash provided by operating activities, continuing operations	612	29,421
Net cash used in operating activities, discontinued operations	(101)	(1,192)
Net cash provided by operating activities	511	28,229

INVESTING ACTIVITIES:
Capital expenditures	(3,493)	(8,176)
Distributions from equity investments	-	1,019
Other investments, net	-	(100)
Net cash used in investing activities, continuing operations	(3,493)	(7,257)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(686)
Net cash provided by investing activities	2,382	(7,943)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and
employee stock purchase plan issuances	-	991
Proceeds from borrowings on long-term debt	78,000	100,000
Principal payments on long-term debt	(79,305)	(152,550)
Net cash used in financing activities, continuing operations	(1,305)	(51,559)
Net cash used in financing activities, discontinued operations	(2,644)	-
Net cash used in financing activities	(3,949)	(51,559)

Net decrease in cash and cash equivalents	(1,056)	(31,273)
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$19,050	$8,758

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

Financial Condition

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBIDTA”) we generate from our operations.  As of June 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement. During the three and six months ended June 30, 2009, we experienced continued declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year. As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. For further information regarding the terms of the Amended Credit Agreement see Note 14 – “Subsequent Events”.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and has used a portion of its existing debt service cash reserve balances, which were $9.6 million as of June 30, 2009, to fund interest payments. For the six months ended June 30, 2009, the joint venture’s actual operating results were below those originally forecasted for the period. As of August 10, 2009, the joint venture has not yet completed an updated forecast for 2009 based on actual results through June 30, 2009.  Based on information previously provided by the joint venture, we previously disclosed that the cash generated by the joint venture could be in the range of $5 million to $10 million less than the amount needed to pay the interest due on the GECC Note for 2009; however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover interest payments on the GECC Note through April 1, 2010, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Our percentage of economic interest is 20.38%.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. The joint venture has not yet provided an estimate of their results for 2010 and there is no agreement on how we would share any shortfall after April 1, 2010. If the joint venture experiences further cash shortfalls beyond the next 12 months, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. Refer to Note 14 – "Commitments and Contingencies" in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture.

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

Changes in Classifications

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We have adopted FAS 160 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing a non-controlling interest, to the equity section of our balance sheet.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options, vesting of restricted shares and the potential common shares from the assumed conversion of the contingently convertible debt only in periods in which such effect would have been dilutive.

For the three and six months ended June 30, 2009 and 2008, because the Company incurred a net loss, there was no difference between basic and diluted income per share.  As a result of the net loss, all potential common shares from the exercise of stock options and the vesting of restricted stock were anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter.  The adoption of FAS 168 will have no impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued FAS 165 “Subsequent Events” (“FAS 165”). FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. FAS 165 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We have adopted FAS 165 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. FAS 165 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of FSP FAS 107-1 and APB 28-1 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), during April 2009.  FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted FSP FAS 157-4 during the second quarter of 2009.  The adoption of FSP FAS 157-4 had no financial impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of FAS 141(R) did not have a material impact on our financial position or results of operations as of, or for, the three and six months ended June 30, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the second quarter ended June 30, 2009. The operating loss for the six months ended June 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the six months ended June 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Banks Broadcasting distributed $2.5 million to us during the second quarter ended June 30, 2008.  We provided no capital contributions to Banks Broadcasting during either the three or six months ended June 30, 2009 and 2008.

As of June 30, 2009, no amounts are classified as assets or liabilities held for sale on our consolidated balance sheet.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$191	$782	$823	$1,567
Operating (loss) income	(1,143)	(170)	(3,141)	1,110
Net (loss) income	(162)	(208)	(446)	380

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cash distributions to SVH from SVO	$-	$17,502	$16,252	$38,948

Income to SVH from SVO	$6,501	$15,255	$9,229	$33,958
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)	(32,982)	(32,982)
Net (loss) income of SVH	$(9,990)	$(1,236)	$(23,753)	$976
Cash distributions to LIN from SVH	$-	$-	$-	$1,019

SVH had cash on hand of $9.6 million and $15.1 million as of June 30, 2009 and December 31, 2008, respectively.

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$114,486	$-	$117,159	$-
Broadcast licenses	391,803	-	429,024	-
Intangible assets subject to amortization (1)	7,796	(6,719)	7,796	(6,678)
Total intangible assets	$514,085	$(6,719)	$553,979	$(6,678)
__________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of economic decline, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%.

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.

The fair value measurements of our goodwill and broadcast licenses are as follows using the three-level fair value hierarchy established by FAS 157 as of June 30, 2009:

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Goodwill			$114,486
Broadcast licenses			391,803

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

For further discussion on our accounting policy related to impairments refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 — Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loan	$210,000	$135,000
Term loan	69,925	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,685 and $8,390 at June 30, 2009 and December 31, 2008, respectively	135,631	174,895
Total debt	691,439	743,353
Less current portion	15,900	15,900
Total long-term debt	$675,539	$727,453

We repaid $8.0 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the six months ended June 30, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the six months ended June 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2009	December 31, 2008
Carrying amount	$691,439	$743,353
Fair value	440,924	402,524

On July 31, 2009, we entered into an Amended Credit Agreement as more fully described in Note 14 – “Subsequent Events”.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $5.1 million and $6.5 million at June 30, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge was $73.8 million and $81.3 million at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, we recorded a charge of $0.2 million and $5,000, respectively, to the statement of operations, associated with the ineffective portion of this hedge.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under FAS 157 “Fair Value Measurements” (“FAS 157”).

The 2.50% Exchangeable Senior Subordinated Debentures that we repurchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives upon issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were all tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The following tables summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	Gain on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$-	$-	$(375)
2006 interest rate hedge	(225)	-	(5)	-
	$(225)	$-	$(5)	$(375)

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2006 interest rate hedge	$390	$1,668	$831	$152
	$390	$1,668	$831	$152

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	June 30, 2009	December 31, 2008
2006 interest rate hedge	$5,105	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of June 30, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Total
	(Level 1)	(Level 2)

Assets:
Deferred compensation related investments	$2,259		$2,259

Liabilities:
2006 Interest rate hedge		5,105	5,105
Deferred compensation related liabilities	2,259		2,259

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net periodic pension benefit cost:
Service cost	$(15)	$538	$385	$1,076
Interest cost	1,563	1,592	3,178	3,184
Expected return on plan assets	(1,641)	(1,705)	(3,328)	(3,410)
Amortization of prior service cost	-	30	31	60
Amortization of net loss	(31)	48	165	96
Curtailment	-	-	438	-
Net periodic benefit cost	$(124)	$503	$869	$1,006
Contributions
401(k) Plan	$65	$360	$337	$673
Retirement plans	-	1,500	-	2,250
Total contributions	$65	$1,860	$337	$2,923

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the six months ended June 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

As of June 30, 2009, our pension plan was underfunded by greater than 20% primarily due to the unprecedented decline in the equity markets over the last year. At this funding level, withdrawal restrictions are required by the Internal Revenue Service for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Stock-Based Compensation

On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of our class A common stock, for new options to purchase shares of our class A common stock, on a one for one basis.  There were 257 employees that participated in the exchange with options to purchase an aggregate of 2,931,285 shares of our Class A common stock.  The new options have an exercise price of $1.99 per share, equal to the closing price per share of our Class A common stock on June 2, 2009. The new stock options vest ratably over three years. As a result of the exchange offer, we will recognize an incremental charge of $2.1 million over the vesting period of the new grants.

Note 10 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.2 million during the second quarter ended June 30, 2009 related to this restructuring.  As of June 30, 2009, we had $0.3 million in accrued expenses in the consolidated balance sheet for this restructuring, which we expect to pay during the third quarter of 2009.

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.8 million and $8.6 million for the three and six months ended June 30, 2009, respectively, related to these restructuring activities. Cumulatively under the plan, we have made payments of $12.2 million through June 30, 2009. As of June 30, 2009, we had $0.7 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.3 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

The following table details the amounts for both of these restructurings for the three and six months ended June 30, 2009.

	Balance as of March 31, 2009	Three Months Ended June 30, 2009			Balance as of June 30, 2009
		Charge		Payments
Severance and related	$$704	$	$(498)	$$883	$$319
Contractual and other	891		-	144	747
Total	$$1,595	$	$(498)	$$1,027	$$1,066

	Balance as of December 31, 2008	Six Months Ended June 30, 2009			Balance as of June 30, 2009
		Charge		Payments
Severance and related	$$3,493	$	$(498)	$$3,672	$$319
Contractual and other	5,868		-	5,121	747
Total	$$9,361	$	$(498)	$$8,793	$$1,066

Note 11 – Concentration of Credit Risk

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of June 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Note 12 — Income Taxes

We recorded a benefit for income taxes of $10.2 million and a provision for income taxes of $8.3 million for the three and six months ended June 30, 2009, respectively, compared to a benefit for income taxes of $71.5 million and $70.9 million for the three and six months ended June 30, 2008, respectively.  Our effective income tax rate was 104.1% and 25.0% for the six months ended June 30, 2009 and 2008, respectively.

Note 13 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

The joint venture has been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the GECC Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and has used a portion of its existing debt service cash reserve balances, which were $9.6 million as of June 30, 2009, to fund interest payments. For the six months ended June 30, 2009, the joint venture’s actual operating results were below those originally forecasted for the period. As of August 10, 2009, the joint venture has not yet completed an updated forecast for 2009 based on actual results through June 30, 2009.  Based on information previously provided by the joint venture, we previously disclosed that the cash generated by the joint venture could be in the range of $5 million to $10 million less than the amount needed to pay the interest due on the GECC Note for 2009; however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover interest payments on the GECC Note through April 1, 2010, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Our percentage of economic interest is 20.38%.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. The joint venture has not yet provided an estimate of their results for 2010 and there is no agreement on how we would share any shortfall after April 1, 2010. If the joint venture experiences further cash shortfalls beyond the next 12 months, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. As of June 30, 2009, management has not accrued for any potential shortfall payments to the joint venture as such amounts are not yet estimable and probable.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. During 2009, the joint venture's operating results indicate that the deficit to fair value as of June 30, 2009 could now be greater than the estimated $300 million deficit from December 31, 2008. We fully impaired our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009 and through the first quarter of 2010, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

Letter of Credit

As of June 30, 2009, we had a $6.0 million letter of credit outstanding, issued on April 1, 2009, for the benefit of former shareholders of 54 Broadcasting, Inc. (“54 Broadcasting”) for the purpose of securing our obligations pursuant to the March 2, 2009 settlement agreement we reached with 54 Broadcasting, as more fully described in Note 14 – "Commitments and Contingencies" to our 2008 Annual Report on Form 10-K.

Note 14 — Subsequent Events

Amended and Restated Credit Agreement

On July 31, 2009, we entered into an Amended Credit Agreement, which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 6, 2009. Under the Amended Credit Agreement, our aggregate revolving credit commitments will remain at $225.0 million and our outstanding term loans remain at $69.9 million. The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of the Company's year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement places additional restrictions on the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television Corporation utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.5 million related primarily to lender, arrangement and legal fees. Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of June 30, 2009.

54 Broadcasting

On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC (“Vaughan Media”).  54 Broadcasting holds the FCC broadcast license to KNVA-TV in Austin, TX, for which we provide programming under a local marketing agreement.   On July 27, 2009, we assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009.  Pursuant to the settlement agreement we reached on March 2, 2009 with the former shareholders of 54 Broadcasting, summarized in Note 14 – Commitments and Contingencies, to our 2008 Annual Report on Form 10-K, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media’s exercise of the option to purchase the shares of 54 Broadcasting.

Our financial statements for the quarter ended June 30, 2009 were issued on August 10, 2009.  We have determined that no other events or transactions have occured through the date of issuance that would require recognition or disclosure within the financial statements.

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

During the six months ended June 30, 2009, we recorded a net loss of $0.8 million, which included an impairment charge of $39.9 million related to our broadcast licenses and goodwill.  The impairment charge is a result of the continued decline in advertising revenues at certain of our stations as a result of the ongoing economic decline.

During the three and six months ended June 30, 2009, we experienced continued declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year. As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. For further information regarding the terms of the Amended Credit Agreement see Liquidity and Capital Resources.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter.  The adoption of FAS 168 will have no impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued FAS 165 “Subsequent Events” (“FAS 165”). FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. FAS 165 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We have adopted FAS 165 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. FAS 165 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of FSP FAS 107-1 and APB 28-1 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), during April 2009.  FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted FSP FAS 157-4 during the second quarter of 2009.  The adoption of FSP FAS 157-4 had no financial impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of FAS 141(R) did not have a material impact on our financial position or results of operations as of, or for, the three and six months ended June 30, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

Results of Operations

Our condensed consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% change	% of Gross revenues	2009	2008	% change	% of Gross revenues

Local time sales	$54,300	$66,832	(19)%	58%	$104,702	$131,076	(20)%	59%
National time sales	24,427	33,565	(27)%	26%	46,372	64,896	(29)%	26%
Political time sales	1,364	8,121	(83)%	1%	1,883	11,321	(83)%	1%
Digital revenues	10,201	6,718	52%	11%	19,136	11,622	65%	11%
Network compensation	1,036	1,021	1%	1%	1,959	1,925	2%	1%
Barter revenues	1,143	1,358	(16)%	1%	2,027	2,666	(24)%	1%
Other revenues	946	1,084	(13)%	1%	1,937	1,833	6%	1%
Total gross revenues	93,417	118,699	(21)%	100%	178,016	225,339	(21)%	100%
Agency commissions	(10,900)	(14,996)	(27)%	(12)%	(21,024)	(28,572)	(26)%	(12)%
Net revenues	82,517	103,703	(20)%	88%	156,992	196,767	(20)%	88%

Operating costs and expenses:
Direct operating	26,533	29,623	(10)%		53,448	59,689	(10)%
Selling, general and adminstrative	24,746	28,261	(12)%		50,362	56,836	(11)%
Amortization of program rights	5,572	5,588	0%		11,904	11,764	1%
Corporate	4,569	6,209	(26)%		8,987	11,239	(20)%
Depreciation	7,448	7,368	1%		15,574	14,817	5%
Amortization of intangible assets	20	91	(78)%		40	184	(78)%
Impairment of goodwill and intangible assets	39,894	296,972	(87)%		39,894	296,972	(87)%
Restructuring charge	498	-	100%		498	-	100%
Gain from asset sales	(949)	(471)	101%		(2,658)	(370)	618%
Total operating costs and expenses	108,331	373,641	(71)%		178,049	451,131	(61)%
Operating income (loss)	$(25,814)	$(269,938)	90%		$(21,057)	$(254,364)	92%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues decreased $21.2 million, or 20%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The decrease was primarily due to: (a) a decrease in local advertising sales of $12.5 million; (b) a decrease in national advertising revenues of $9.1 million; (c) a decrease in political revenue of $6.8 million; and (d) a decrease in barter and other revenues of $0.4 million. These decreases were partially offset by: (a) an increase in digital revenue of $3.5 million; and (b) a decrease in agency commissions of $4.1 million.

Net revenues decreased $39.8 million, or 20%, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. The decrease was primarily due to: (a) a decrease in local advertising sales of $26.4 million; (b) a decrease in national advertising revenues of $18.5 million; (c) a decrease in political revenue of $9.4 million; and (d) a decrease in barter revenue of $0.6 million. These decreases were partially offset by: (a) an increase in digital revenue of $7.5 million; (b) an increase in network compensation and other revenues of $0.1 million; and (c) a decrease in agency commissions of $7.5 million.

The decrease in local and national advertising revenues in both periods is primarily due to the economic downturn that has broadly impacted demand for advertising. Automotive advertising declined 44% and 45% for the three and six months ended June 30, 2009, respectively, compared to the same period in the prior year.

The decrease in political revenues during the three and six months ended June 30, 2009, compared to the same period last year, is a result of the Presidential, Congressional, state and local elections in 2008 that did not recur in 2009.

The increase in digital revenues for the three and six months ended June 30, 2009, compared to the same period last year, is primarily due to several new retransmission consent agreements reached with cable operators during the second half of 2008, and an increase in Internet revenues.  The increase in Internet revenues is a result of new sales initiatives and increased traffic to our internet websites.

Operating Costs and Expenses

Operating costs and expenses decreased $265.3 million and $273.1 million, or 71% and 61%, for the three and six months ended June 30, 2009 to $108.3 million and $178.0 million, respectively, compared to the same periods in 2008.  The decreases for both periods is primarily due to an impairment charge of $297.0 million recorded during the three months ended June 30, 2008 compared to an impairment charge of $39.9 million recorded during the same period of 2009 related to our broadcast licenses and goodwill.  Additionally, the decrease was due to lower direct operating, selling, general and administrative and corporate expenses, compared to the same periods in the prior year, primarily attributable to lower employee costs as a result of the headcount reduction completed during the fourth quarter of 2008.

Impairment of broadcast licenses and goodwill

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of economic decline, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.
Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

For further discussion on our accounting policy related to impairments refer to Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements within Item 7. Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Expense (Income)

Other expense (income), net decreased $7.6 million during the three months ended June 30, 2009, compared to the same period in the prior year, primarily due to a $3.6 million write-off of deferred financing fees related to the purchase of $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures during the three months ended June 30, 2008, as well a decrease in interest expense of $3.8 million due to lower average borrowings outstanding as a result of the purchase of our 2.50% Exchangeable Senior Subordinated Debentures in 2008, and 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B in 2009.

Other expense (income), net decreased $60.4 million during the six months ended June 30, 2009, compared to the same period in the prior year, primarily due to the gain on extinguishment of debt of $50.1 million that we recorded during the six months ended June 30, 2009, as well as a reduction in interest expense of $7.3 million, as a result of the purchase of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B.

The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of interest expense
Credit Facility	$1,796	$2,572	$3,607	$5,442
6½% Senior Subordinated Notes	4,714	6,404	9,898	12,741
6½% Senior Subordinated Notes -- Class B	2,775	3,731	5,927	7,420
2.50% Exchangeable Senior Subordinated Debentures	-	925	-	2,805
Other interest costs and (interest income)	848	290	1,623	(95)
Total interest expense, net	$10,133	$13,922	$21,055	$28,313

(Benefit From) Provision for Income Taxes

(Benefit from) provision for income taxes decreased $61.3 million and $79.2 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease was primarily due to the impairment charge to our goodwill and broadcast licenses during 2008. Our effective income tax rate was 104.1% and 25.0% for the six months ended June 30, 2009 and 2008, respectively.

The increase in the effective tax rate is due primarily to the impact of the impairment charges on the Company's pretax income.  The impact of these items on the effective tax rate was unusually large in proportion to pretax income as compared to the prior year.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of Banks Broadcasting as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received a distribution of $2.6 million during the second quarter ended June 30, 2009. The operating loss for the six months ended June 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the six months ended June 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At June 30, 2009, we had cash of $19.1 million and a $225.0 million revolving credit facility, of which $9 million was available, subject to certain covenant restrictions.

Our total outstanding debt as of June 30, 2009 was $691.4 million. This excludes the contingent obligation associated with our guarantee of an $815.5 million promissory note associated with our joint venture with NBC Universal (see Note 13 “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 4, 2011 and both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBIDTA”) we generate from our operations.  As of June 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement. During the three and six months ended June 30, 2009, we experienced continued declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year. As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended Credit Agreement.

Under the Amended Credit Agreement, our aggregate revolving credit commitments will remain at $225.0 million and our outstanding term loans remain at $69.9 million. The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of the Company's year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement places additional restrictions on the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television Corporation utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.5 million related primarily to lender, arrangement and legal fees. Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of June 30, 2009.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within the Management Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and has used a portion of its existing debt service cash reserve balances, which were $9.6 million as of June 30, 2009, to fund interest payments. For the six months ended June 30, 2009, the joint venture’s actual operating results were below those originally forecasted for the period. As of August 10, 2009, the joint venture has not yet completed an updated forecast for 2009 based on actual results through June 30, 2009.  Based on information previously provided by the joint venture, we previously disclosed that the cash generated by the joint venture could be in the range of $5 million to $10 million less than the amount needed to pay the interest due on the GECC Note for 2009; however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover interest payments on the GECC Note through April 1, 2010, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Our percentage of economic interest is 20.38%.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. The joint venture has not yet provided an estimate of their results for 2010 and there is no agreement on how we would share any shortfall after April 1, 2010. If the joint venture experiences further cash shortfalls beyond the next 12 months, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture.

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of June 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Repurchase of Senior Subordinated Notes

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the six months ended June 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively. We do not currently intend to make further purchases of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B.

Additionally, during the six months ended June 30, 2009, we paid $8.0 million of principal of the term loans and $3.0 million on our outstanding revolving balance under our credit facility, drew down $78.0 million from our revolving credit facility and recorded $2.7 million for amortization of the discount on our 6½%  Senior Subordinated Notes – Class B, bringing our total outstanding debt balance to $691.4 million as of June 30, 2009.

Contractual Obligations

As of June 30, 2009, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.On July 31, 2009, we entered into the Amended Credit Agreement, which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 6, 2009.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
Cash provided by operating activities	$511	$28,229	$(27,718)
Cash provided by (used in) investing activities	2,382	(7,943)	10,325
Cash used in financing activities	(3,949)	(51,559)	47,610
Net decrease in cash and cash equivalents	$(1,056)	$(31,273)	$30,217

Net cash provided by operating activities decreased $27.7 million to $0.5 million for the six months ended June 30, 2009 compared to the same period last year. The decrease is primarily attributable to a decrease in accrued expenses of $18.9 million, which includes $8.6 million of payments made during the six months ended June 30, 2009 for our restructuring plan announced in the fourth quarter of 2008.

Net cash provided by investing activities increased $10.3 million to $2.4 million for the six months ended June 30, 2009, compared to cash used in investing activities of $7.9 million for the same period last year. The increase is primarily attributable to proceeds of $5.9 million received from the sale of KNIN-TV during the quarter ended June 30, 2009, offset by a decrease in  capital spending of $4.7 million.

Net cash used in financing activities decreased $47.6 million to $3.9 million for the six months ended June 30, 2009. The decrease was primarily due to a reduction in principal payments on long-term debt of $73.2 million, offset by a reduction in proceeds from our revolving credit facility of $22.0 million compared to the same period last year.  During the six months ended June 30, 2009, we had proceeds from our revolving credit facility of $78.0 million, offset by amounts paid as part of the purchase of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	June 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loan	$210,000	$135,000
Term loan	69,925	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,685 and $8,390 at June 30, 2009 and December 31, 2008, respectively	135,631	174,895
Total debt	691,439	743,353
Less current portion	15,900	15,900
Total long-term debt	$675,539	$727,453

We repaid $8.0 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the six months ended June 30, 2009.  Additionally, during the six months ended June 30, 2009, we purchased a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility, as previously described in “Repurchase of Senior Subordinated Notes”.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2009	December 31, 2008
Carrying amount	$691,439	$743,353
Fair value	440,924	402,524

On July 31, 2009, we entered into the Amended Credit Agreement, as more fully described in Liquidity and Capital Resources.

Off-Balance Sheet Arrangements

As of June 30, 2009, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk

Our long-term debt at June 30, 2009 was $691.4 million, including current portion of $15.9 million. The senior subordinated notes bear a fixed interest rate and borrowings under the Amended Credit Agreement bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, under the Amended Credit Agreement the rate we select also bears an applicable margin rate of 2.75% for Prime Rate and Federal Funds Rate based loans or 3.75% for LIBOR based loans. The outstanding balance of both the term loans and revolving credit loans under our credit facility was $279.9 million at June 30, 2009.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of June 30, 2009 would result in an estimated $2.1 million increase in annualized interest expense assuming a constant balance outstanding of $279.9 million less the current outstanding loan amount of $73.8 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the current disruption in the capital and credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $5.1 million at June 30, 2009. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 21, 2009. The following matters were approved by the stockholders by the following votes:

▪	The election of two members to our Board of Directors to serve as Class III directors for a term of three years was held and the shares present were voted as follows:

	Number of Shares Voted For	Number of Shares Withheld
Vincent L. Sadusky	84,597,092	5,476,310
Royal W. Carson III	82,616,199	7,616,199

▪	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Withheld
89,991,982	65,779	15,641

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: August 10, 2009                                               By:/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
                                                                                     (Principal Financial Officer)

                                  By:/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President, Controller
(Principal Accounting Officer)

Item 1. Financial Statements

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,050	20,106
Accounts receivable, less allowance for doubtful accounts (2009 - $2,849; 2008 - $2,761)	61,258	68,277
Program rights	2,631	3,311
Assets held for sale	-	430
Other current assets	5,781	5,045
Total current assets	88,720	97,169
Property and equipment, net	172,258	180,679
Deferred financing costs	6,220	8,511
Program rights	2,326	3,422
Goodwill	114,486	117,159
Broadcast licenses and other intangible assets, net	392,880	430,142
Assets held for sale	-	8,872
Other assets	4,867	6,512
Equity investments	128	128
Total assets	$781,885	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	6,099	7,988
Accrued expenses	41,139	56,701
Program obligations	11,026	10,109
Liabilities held for sale	-	429
Total current liabilities	74,164	91,127
Long-term debt, excluding current portion	675,539	727,453
Deferred income taxes, net	151,619	141,702
Program obligations	3,262	5,336
Liabilities held for sale	-	343
Other liabilities	65,128	68,883
Total liabilities	969,712	1,034,844

Commitments and Contingenices (Note 13)

Stockholders' equity:
Common stock, $0.00 par value, 1,000 shares outstanding	-	-
Investment in parent company's stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,103,786	1,102,448
Accumulated deficit	(1,239,864)	(1,239,090)
Accumulated other comprehensive loss	(33,744)	(34,634)
Total stockholders' deficit	(187,827)	(189,281)
Preferred stock of Banks Broadcasting, Inc.	-	7,031
Total deficit	(187,827)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$781,885	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net revenues	$82,517	$103,703	$156,992	$196,767

Operating costs and expenses:
Direct operating	26,533	29,623	53,448	59,689
Selling, general and administrative	24,746	28,261	50,362	56,836
Amortization of program rights	5,572	5,588	11,904	11,764
Corporate	4,569	6,209	8,987	11,239
Depreciation	7,448	7,368	15,574	14,817
Amortization of intangible assets	20	91	40	184
Impairment of goodwill and broadcast licenses	39,894	296,972	39,894	296,972
Restructuring charge	498	-	498	-
Gain from asset dispositions	(949)	(471)	(2,658)	(370)
Operating loss	(25,814)	(269,938)	(21,057)	(254,364)

Other expense (income):
Interest expense, net	10,133	13,922	21,055	28,313
Share of expense (income) in equity investments	-	252	-	(199)
Gain on derivative instruments	(225)	-	(5)	(375)
Loss (income) on extinguishment of debt	-	3,604	(50,149)	3,704
Other, net	(208)	(488)	61	(39)
Total other expense (income), net	9,700	17,290	(29,038)	31,404

(Loss) income from continuing operations before provision for income taxes	(35,514)	(287,228)	7,981	(285,768)
(Benefit from) provision for income taxes	(10,180)	(71,469)	8,309	(70,884)
Loss from continuing operations	(25,334)	(215,759)	(328)	(214,884)
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 for the three and six months ended June 30, 2009, respectively, and net of provision for income taxes of $31 and $80 for the three months ended June 30, 2009 and 2008, respectively, and net of (benefit from) provision for income taxes of $(628) and $141 for the six months ended June 30, 2009 and 2008, respectively	(162)	(208)	(446)	380
Net loss	$(25,496)	$(215,967)	$(774)	$(214,504)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)
(in thousands, except share data)

		Common Stock		Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Preferred Stock of Banks Broadcasting	Comprehensive Income
	Total Deficit	Shares	Amount
Balance at December 31, 2008	$(182,250)	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $6	9	-	-	-	-	-	9	9	-	9
Amortization of net loss on pension plan assets, net of tax of $33	50	-	-	-	-	-	50	50	-	50
Unrealized loss on cash flow hedge, net of tax of $552	831	-	-	-	-	-	831	831	-	831
Stock-based compensation, continuing operations	1,338	-	-	-	1,338	-	-	1,338	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	(2,644)
Net loss	(5,161)	-	-	-	-	(774)	-	(774)	(4,387)	(774)
Comprehensive income - June 30, 2009										$116
Balance at June 30, 2009	$(187,827)	1,000	$-	$(18,005)	$1,103,786	$(1,239,864)	$(33,744)	$(187,827)	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(774)	$(214,504)
Loss (income) from discontinued operations	446	(380)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	15,574	14,817
Amortization of intangible assets	40	184
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	296,972
Amortization of financing costs and note discounts	1,832	3,699
Amortization of program rights	11,904	11,764
Program payments	(11,752)	(13,751)
(Gain) loss on extinguishment of debt	(50,149)	3,704
Gain on derivative instruments	(5)	(375)
Share of income in equity investments	-	(199)
Deferred income taxes, net	8,699	(71,491)
Stock-based compensation	1,338	2,744
Gain from asset dispositions	(2,658)	(370)
Other, net	2,109	813
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	7,019	9,854
Other assets	(1,168)	(1,859)
Accounts payable	(1,889)	(6,389)
Accrued interest expense	(994)	(293)
Other accrued expenses	(18,854)	(5,519)
Net cash provided by operating activities, continuing operations	612	29,421
Net cash used in operating activities, discontinued operations	(101)	(1,192)
Net cash provided by operating activities	511	28,229

INVESTING ACTIVITIES:
Capital expenditures	(3,493)	(8,176)
Distributions from equity investments	-	1,019
Other investments, net	-	(100)
Net cash used in investing activities, continuing operations	(3,493)	(7,257)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(686)
Net cash provided by investing activities	2,382	(7,943)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	-	991
Proceeds from borrowings on long-term debt	78,000	100,000
Principal payments on long-term debt	(79,305)	(152,550)
Net cash used in financing activities, continuing operations	(1,305)	(51,559)
Net cash used in financing activities, discontinued operations	(2,644)	-
Net cash used in financing activities	(3,949)	(51,559)

Net decrease in cash and cash equivalents	(1,056)	(31,273)
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$19,050	$8,758

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation

Description of Business

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our condensed consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. (“LIN TV”).

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.

Financial Condition

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBIDTA”) we generate from our operations.  As of June 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement. During the three and six months ended June 30, 2009, we experienced continued declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year. As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. For further information regarding the terms of the Amended Credit Agreement see Note 14 – “Subsequent Events”.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and has used a portion of its existing debt service cash reserve balances, which were $9.6 million as of June 30, 2009, to fund interest payments. For the six months ended June 30, 2009, the joint venture’s actual operating results were below those originally forecasted for the period. As of August 10, 2009, the joint venture has not yet completed an updated forecast for 2009 based on actual results through June 30, 2009.  Based on information previously provided by the joint venture, we previously disclosed that the cash generated by the joint venture could be in the range of $5 million to $10 million less than the amount needed to pay the interest due on the GECC Note for 2009; however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover interest payments on the GECC Note through April 1, 2010, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Our percentage of economic interest is 20.38%.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. The joint venture has not yet provided an estimate of their results for 2010 and there is no agreement on how we would share any shortfall after April 1, 2010. If the joint venture experiences further cash shortfalls beyond the next 12 months, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. Refer to Note 14 – "Commitments and Contingencies" in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture.

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

Changes in Classifications

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We have adopted FAS 160 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing a non-controlling interest, to the equity section of our balance sheet.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter.  The adoption of FAS 168 will have no impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued FAS 165 “Subsequent Events” (“FAS 165”). FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. FAS 165 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We have adopted FAS 165 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. FAS 165 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of FSP FAS 107-1 and APB 28-1 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), during April 2009.  FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted FSP FAS 157-4 during the second quarter of 2009.  The adoption of FSP FAS 157-4 had no financial impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of FAS 141(R) did not have a material impact on our financial position or results of operations as of, or for, the three and six months ended June 30, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the second quarter ended June 30, 2009. The operating loss for the six months ended June 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the six months ended June 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Banks Broadcasting distributed $2.5 million to us during the second quarter ended June 30, 2008.  We provided no capital contributions to Banks Broadcasting during either the three or six months ended June 30, 2009 and 2008.

As of June 30, 2009, no amounts are classified as assets or liabilities held for sale on our consolidated balance sheet.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$191	$782	$823	$1,567
Operating (loss) income	(1,143)	(170)	(3,141)	1,110
Net (loss) income	(162)	(208)	(446)	380

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cash distributions to SVH from SVO	$-	$17,502	$16,252	$38,948

Income to SVH from SVO	$6,501	$15,255	$9,229	$33,958
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)	(32,982)	(32,982)
Net (loss) income of SVH	$(9,990)	$(1,236)	$(23,753)	$976
Cash distributions to LIN from SVH	$-	$-	$-	$1,019

SVH had cash on hand of $9.6 million and $15.1 million as of June 30, 2009 and December 31, 2008, respectively.

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$114,486	$-	$117,159	$-
Broadcast licenses	391,803	-	429,024	-
Intangible assets subject to amortization (1)	7,796	(6,719)	7,796	(6,678)
Total intangible assets	$514,085	$(6,719)	$553,979	$(6,678)
__________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of economic decline, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.

The fair value measurements of our goodwill and broadcast licenses are as follows using the three-level fair value hierarchy established by FAS 157 as of June 30, 2009:

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Goodwill			$114,486
Broadcast licenses			391,803

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

For further discussion on our accounting policy related to impairments refer to Note 1 – "Basis of Presentation and Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 — Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loan	$210,000	$135,000
Term loan	69,925	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,685 and $8,390 at June 30, 2009 and December 31, 2008, respectively	135,631	174,895
Total debt	691,439	743,353
Less current portion	15,900	15,900
Total long-term debt	$675,539	$727,453

We repaid $8.0 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the six months ended June 30, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the six months ended June 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2009	December 31, 2008
Carrying amount	$691,439	$743,353
Fair value	440,924	402,524

On July 31, 2009, we entered into an Amended Credit Agreement as more fully described in Note 14 – “Subsequent Events”.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $5.1 million and $6.5 million at June 30, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge was $73.8 million and $81.3 million at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, we recorded a charge of $0.2 million and $5,000, respectively, to the statement of operations, associated with the ineffective portion of this hedge.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (level 2) as defined under FAS 157 “Fair Value Measurements” (“FAS 157”).

The 2.50% Exchangeable Senior Subordinated Debentures that we repurchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives upon issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were all tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The following tables summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	Gain on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$-	$-	$(375)
2006 interest rate hedge	(225)	-	(5)	-
	$(225)	$-	$(5)	$(375)

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2006 interest rate hedge	$390	$1,668	$831	$152
	$390	$1,668	$831	$152

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	June 30, 2009	December 31, 2008
2006 interest rate hedge	$5,105	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of June 30, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Total
	(Level 1)	(Level 2)

Assets:
Deferred compensation related investments	$2,259		$2,259

Liabilities:
2006 Interest rate hedge		5,105	5,105
Deferred compensation related liabilities	2,259		2,259

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net periodic pension benefit cost:
Service cost	$(15)	$538	$385	$1,076
Interest cost	1,563	1,592	3,178	3,184
Expected return on plan assets	(1,641)	(1,705)	(3,328)	(3,410)
Amortization of prior service cost	-	30	31	60
Amortization of net loss	(31)	48	165	96
Curtailment	-	-	438	-
Net periodic benefit cost	$(124)	$503	$869	$1,006
Contributions
401(k) Plan	$65	$360	$337	$673
Retirement plans	-	1,500	-	2,250
Total contributions	$65	$1,860	$337	$2,923

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the six months ended June 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

As of June 30, 2009, our pension plan was underfunded by greater than 20% primarily due to the unprecedented decline in the equity markets over the last year. At this funding level, withdrawal restrictions are required by the Internal Revenue Service for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Stock-Based Compensation

On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV's class A common stock, for new options to purchase shares of LIN TV's class A common stock, on a one for one basis.  There were 257 employees that participated in the exchange with options to purchase an aggregate of 2,931,285 shares of LIN TV's Class A common stock.  The new options have an exercise price of $1.99 per share, equal to the closing price per share of LIN TV's Class A common stock on June 2, 2009. The new stock options vest ratably over three years. As a result of the exchange offer, we will recognize an incremental charge of $2.1 million over the vesting period of the new grants.

Note 10 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.2 million during the second quarter ended June 30, 2009 related to this restructuring.  As of June 30, 2009, we had $0.3 million in accrued expenses in the consolidated balance sheet for this restructuring, which we expect to pay during the third quarter of 2009.

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.8 million and $8.6 million for the three and six months ended June 30, 2009, respectively, related to these restructuring activities. Cumulatively under the plan, we have made payments of $12.2 million through June 30, 2009. As of June 30, 2009, we had $0.7 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.3 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

The following table details the amounts for both of these restructurings for the three and six months ended June 30, 2009.

	Balance as of March 31, 2009	Three Months Ended June 30, 2009			Balance as of June 30, 2009
		Charge		Payments
Severance and related	$$704	$	$(498)	$$883	$$319
Contractual and other	891		-	144	747
Total	$$1,595	$	$(498)	$$1,027	$$1,066

	Balance as of December 31, 2008	Six Months Ended June 30, 2009			Balance as of June 30, 2009
		Charge		Payments
Severance and related	$$3,493	$	$(498)	$$3,672	$$319
Contractual and other	5,868		-	5,121	747
Total	$$9,361	$	$(498)	$$8,793	$$1,066

Note 11 – Concentration of Credit Risk

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of June 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Note 12 — Income Taxes

We recorded a benefit for income taxes of $10.2 million and a provision for income taxes of $8.3 million for the three and six months ended June 30, 2009, respectively, compared to a benefit for income taxes of $71.5 million and $70.9 million for the three and six months ended June 30, 2008, respectively.  Our effective income tax rate was 104.1% and 25.0% for the six months ended June 30, 2009 and 2008, respectively.

Note 13 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

The joint venture has been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the GECC Note.  The joint venture is not planning to distribute any cash to either NBC Universal or us in 2009; and has used a portion of its existing debt service cash reserve balances, which were $9.6 million as of June 30, 2009, to fund interest payments. For the six months ended June 30, 2009, the joint venture’s actual operating results were below those originally forecasted for the period. As of August 10, 2009, the joint venture has not yet completed an updated forecast for 2009 based on actual results through June 30, 2009.  Based on information previously provided by the joint venture, we previously disclosed that the cash generated by the joint venture could be in the range of $5 million to $10 million less than the amount needed to pay the interest due on the GECC Note for 2009; however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover interest payments on the GECC Note through April 1, 2010, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Our percentage of economic interest is 20.38%.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. The joint venture has not yet provided an estimate of their results for 2010 and there is no agreement on how we would share any shortfall after April 1, 2010. If the joint venture experiences further cash shortfalls beyond the next 12 months, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. As of June 30, 2009, management has not accrued for any potential shortfall payments to the joint venture as such amounts are not yet estimable and probable.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. During 2009, the joint venture's operating results indicate that the deficit to fair value as of June 30, 2009 could now be greater than the estimated $300 million deficit from December 31, 2008. We fully impaired our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009 and through the first quarter of 2010, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

Letter of Credit

As of June 30, 2009, we had a $6.0 million letter of credit outstanding, issued on April 1, 2009, for the benefit of former shareholders of 54 Broadcasting, Inc. (“54 Broadcasting”) for the purpose of securing our obligations pursuant to the March 2, 2009 settlement agreement we reached with 54 Broadcasting, as more fully described in Note 14 – "Commitments and Contingencies" to our 2008 Annual Report on Form 10-K.

Note 14 — Subsequent Events

Amended and Restated Credit Agreement

On July 31, 2009, we entered into an Amended Credit Agreement, which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 6, 2009. Under the Amended Credit Agreement, our aggregate revolving credit commitments will remain at $225.0 million and our outstanding term loans remain at $69.9 million. The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of the Company's year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement places additional restrictions on the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television Corporation utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.5 million related primarily to lender, arrangement and legal fees. Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of June 30, 2009.

54 Broadcasting

On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC (“Vaughan Media”).  54 Broadcasting holds the FCC broadcast license to KNVA-TV in Austin, TX, for which we provide programming under a local marketing agreement.   On July 27, 2009, we assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009.  Pursuant to the settlement agreement we reached on March 2, 2009 with the former shareholders of 54 Broadcasting, summarized in Note 14 – Commitments and Contingencies, to our 2008 Annual Report on Form 10-K, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media’s exercise of the option to purchase the shares of 54 Broadcasting.

Our financial statements for the quarter ended June 30, 2009 were issued on August 10, 2009.  We have determined that no other events or transactions have occured through the date of issuance that would require recognition or disclosure within the financial statements.